Form 10-Q
period 1995-06-30
RHODES M H INC
filed 1995-08-08
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1995
                                -------------
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

                           Commission File No. 0-1412
                                               ------
                               M. H. Rhodes, Inc
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Delaware                           06-0509270
          ------------------------------            ------------------
         (State or other jurisdiction of           (I.R.S.  Employer
         incorporation)                             Identification No.)

         99 Thompson Road, Avon, Connecticut                06001
         --------------------------------------             ---------
         (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code (203) 673-3281
                                                   --------------
       ------------------------------------------------------------------
       Former name, address and fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X   No
                                                                ---      ---

There were, as of June 30, 1995, 202,599 shares of Common Stock outstanding.





                                     1 OF 8

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

M.H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31        JUNE 30
                                              -----------        -------
                                     ASSETS
                                                  1994              1995
                                                  ----              ----
CURRENT ASSETS:
  Cash                                       $     6,161      $     -0-
  Accounts Receivable                          1,549,003        1,259,435
  Inventories                                  4,391,823        4,206,666
  Refundable Income Taxes                          1,230              -
  Prepaid Expenses and Other                      14,410           31,328
                                             -----------      -----------
        TOTAL CURRENT ASSETS                   5,962,627        5,497,429
                                             -----------      -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                   1,270,698        1,270,698
  Machinery and Equipment                      2,501,897        2,478,797
  Land                                            65,000           65,000
                                             -----------      -----------
    Sub-total                                  3,837,595        3,814,495
    Less: Accumulated Depreciation            (2,842,489)      (2,901,151)
                                             -----------      -----------

NET PROPERTY, PLANT AND EQUIPMENT                995,106          913,344
                                             -----------      -----------

INTANGIBLE ASSETS                                 40,611           34,678
                                             -----------      -----------

       TOTAL ASSETS                          $ 6,998,344      $ 6,445,451
                                             -----------      -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                              $   723,194      $   499,097
  Current Portion of Long Term Debt              217,630          240,885
  Accounts Payable                             1,058,516          664,317
  Accrued Expenses                               381,123          431,373
                                             -----------      -----------
       TOTAL CURRENT LIABILITIES               2,380,463        1,835,672
                                             -----------      -----------

LONG-TERM DEBT, LESS CURRENT PORTION           1,160,610        1,093,475
                                             -----------      -----------

OTHER NON-CURRENT LIABILITIES                    126,346          124,530
                                             -----------      -----------

SHAREHOLDERS' EQUITY
  Common Stock                                   300,880          300,880
  Paid in Capital                                  3,697            3,697
  Retained Earnings                            5,046,455        5,070,704
                                             -----------      -----------

     Sub-Total                                 5,351,032        5,375,281
       Less: Treasury Stock                   (1,000,035)      (1,048,431)
             Deferred Compensation            (1,020,072)        (935,076)
                                             -----------      -----------

NET SHAREHOLDERS' EQUITY                     $ 3,330,925      $ 3,391,774
                                             -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $ 6,998,344      $ 6,445,451
                                             -----------      -----------

                                     2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                   THREE MONTH PERIOD           SIX MONTH PERIOD
                                   ------------------           ----------------
                                        JUNE 30                     JUNE 30
                                   1994          1995           1994         1995
                                   ----          ----           ----         ----
NET SALES                       $2,232,077    $1,809,534    $4,846,668    $4,147,526


COST OF GOODS SOLD               1,841,511     1,365,578     3,942,506     3,189,891
                                ----------    ----------    ----------    ----------

   GROSS PROFIT                    390,566       443,956       904,162       957,635

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          438,551       398,221       910,199       849,667
                                ----------    ----------    ----------    ----------

    OPERATING INCOME (LOSS)        (47,985)       45,735        (6,037)      107,968

INTEREST EXPENSE                   (38,566)      (42,559)      (71,160)      (84,469)

OTHER INCOME, NET                    1,860         1,077         5,221         1,494
                                ----------    ----------    ----------    ----------

  INCOME (LOSS) BEFORE
    INCOME TAX                     (84,691)        4,253       (71,976)       24,993

PROVISION (BENEFIT)
 FOR INCOME TAX                     (2,203)        3,000        (3,181)        7,000
                                ----------    ----------    ----------    ----------

  NET INCOME (LOSS)                (82,488)        1,253       (68,796)       17,993

TRANSLATION ADJUSTMENTS              1,625         5,542       (15,273)        6,253

BEGINNING RETAINED EARNINGS      4,983,958     5,063,909     4,987,164     5,046,458
                                ----------    ----------    ----------    ----------

ENDING RETAINED EARNINGS         4,903,095     5,070,704     4,903,095     5,070,704
                                ----------    ----------    ----------    ----------

AVERAGE SHARES OUTSTANDING         210,283       202,599       210,283       202,599

EARNINGS (LOSS) PER SHARE       $     (.39)   $      .01    $     (.33)   $      .09

CASH DIVIDENDS PER SHARE        $      -      $      -      $      -      $      -





                                     3 OF 8

M. H. RHODES, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          SIX MONTH PERIOD
                                                           ENDED JUNE 30
                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                    1994          1995
                                                      ----------    ----------
  Net Income(Loss)                                    $  (68,795)   $   17,993
                                                      ----------    ----------
  Adjustments to reconcile net income(loss)
    to net cash provided by operating
      activities:
        Depreciation                                      83,261        85,672
        Amortization of deferred compensation             84,996        84,996
        Gain on sale of fixed assets                      (2,945)        -0-
        Translation adjustments                          (15,273)        6,253
        Amortization of other assets                      11,507         8,432
        Change in assets and liabilities:
          Decrease in accounts receivable                288,168       289,568
          Decrease (increase) in inventories            (148,873)      185,157
          Increase in prepaid expenses and other         (44,825)      (16,918)
          Increase(decrease) in accounts payable          33,533      (394,199)
          Increase(decrease) in accrued expenses         (64,444)       49,348
          Decrease in other noncurrent
            liabilities                                     (528)       (1,816)
                                                      ----------    ----------

              Total adjustments                          224,577       296,493
                                                      ----------    ----------
              Net cash provided by operating
                activities                               155,782       314,486
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (51,834)       (4,274)
  Proceeds from sale of plant, property and
    equipment                                              2,945         -0-
                                                      ----------    ----------

      Net cash used in investing activities              (48,889)       (4,274)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings                  4,760,488     4,000,563
  Repayments of debt                                  (5,060,404)   (4,316,936)
  Proceeds from State of Connecticut                     400,000         -0-
                                                      ----------    ----------
    Net cash provided by (used in)
      financing activities                               100,084      (316,373)
                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH                          206,977        (6,161)

CASH, beginning of period                                 14,294         6,161
                                                      ----------    ----------

CASH, end of period                                   $  221,271    $    -0-
                                                      ----------    ----------





                                     4 OF 8

                       M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly (A) The results of operations for the three and six month periods ended June 30, 1995 and 1994. (B) The financial position at June 30, 1995 and December 31, 1994 and (C) The cash flows for the six month periods ended June 30, 1995 and 1994.

2. The results for the six month period ended June 30, 1995 are not necessarily indicative of the results for the entire year.

3.  Inventories consisted of the following:

                                            December 31,      June 30,
                                                1994            1995
                                            ------------      --------
    Raw Materials and Component Parts..      $1,260,740     $1,331,037
    Work in Process....................       2,666,695      2,413,652
    Finished Goods.....................         464,388        461,977
                                             ----------     ----------

         TOTAL.........................      $4,391,823     $4,206,666
                                             ----------     ----------


4. The earnings (loss) per share is calculated by dividing net income by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5. The consolidated financial statements include the accounts of M. H. Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited. Certain reclassifications have been made to the June 30, 1994 financial statements in order to make their presentation comparable to that of June 30, 1995.





                                     5 OF 8

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the second quarter of 1995 increased 3% compared to the second quarter of 1994. Second quarter 1995 orders for photocontrols increased 19% over the same period in 1994. Orders for the new electronic photocontrol line experienced a large increase in the latter part of the second quarter. Electronic photocontrol orders remain strong for the start of the third quarter. The total backlog on June 30, 1995 was $3,989,000 compared to $4,393,000 for June 30, 1994. Although the backlog increased 20% from the first quarter, the total backlog on June 30, 1995 was 9% below the comparable period for 1994. The principal reason for this was the high level of blanket orders during the first quarter of 1994.

Net sales for the second quarter of 1995 were $1,810,000, a decrease of 19% compared to the second quarter of 1994. The timer and switch line incurred the largest decrease of 21% as a reflection of the softening in the orders from the original equipment manufacturers' (OEM) segment.

Cost of goods sold as a percentage of net sales favorably decreased to 75% in the second quarter of 1995 compared to 83% in the second quarter of 1994. The principal reasons for this were: (1) Higher margin products shipped during the second quarter of 1995 compared to the same quarter in 1994; (2) Employee furloughs; (3) Lower depreciation from reduced capital expenditures and (4) One time non-recurring customer reimbursement for special tooling projects.

Selling, general and administrative expenses for the second quarter of 1995 increased to 22% of net sales as compared to 20% for the second quarter of 1994. Total dollars expensed decreased compared to 1994 continuing a trend from the first quarter. However, selling, general and administrataive percent of net sales increased as a result of fixed expenses not decreasing in proportion with the sales decline.

Interest expense increased in the second quarter of 1995 compared to the same quarter of 1994 due to a high bank prime rate which increased borrowing costs on the line of credit and the Employee Stock Ownership Plan (ESOP) loan.

On a consolidated basis, M. H. Rhodes, Inc. had net income of $1,253 for the second quarter of 1995 as compared to a net loss of $82,000 for the second quarter of 1994. The contributing factor to this was cost reductions.

Financial Condition as of June 30, 1995

Working capital for the six month period ending June 30, 1995 increased $81,000 over the December, 1994 level. Working capital was generated through operations that exceeded working capital used for debt repayment.


                                     6 of 8

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - 27

         b.  Reports on Form 8-K

             None





                                     7 of 8

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             M. H. RHODES, INC.


                                          By: /s/ Allan D. Springer
                                             ------------------------------
                                             Allan D. Springer
                                             Its Vice President of
                                             Finance and Chief
                                             Financial Officer

                                             Dated:  August 5, 1995





                                     8 of 8

                                EXHIBIT INDEX
                                -------------


          Exhibit No.                         Description
          -----------                         -----------

              27                        Financial Data Schedule