Form 10-Q
period 1995-09-30
RHODES M H INC
filed 1995-11-14
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1995

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

                           Commission File No. 0-1412

                               M. H. Rhodes, Inc
             (Exact name of registrant as specified in its charter)

                 Delaware                           06-0509270

(State or other jurisdiction of                 (I.R.S.  Employer
incorporation)                                 Identification No.)

99 Thompson Road, Avon, Connecticut                   06001
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

                                   Yes  X   No
                                       ---

There were, as of September 30, 1995, 202,599 shares of Common Stock outstanding.


                                     1 OF 8

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

M.H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31      SEPTEMBER 30
                                       -----------      ------------
                               ASSETS
                                            1994              1995
                                            ----              ----
CURRENT ASSETS:
  Cash                                 $     6,161      $     -0-
  Accounts Receivable                    1,549,003        1,299,013
  Inventories                            4,391,823        4,092,064
  Refundable Income Taxes                    1,230              -
  Prepaid Expenses and Other                14,410           30,583
                                       -----------      -----------

        TOTAL CURRENT ASSETS             5,962,627        5,421,660
                                       -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements             1,270,698        1,270,698
  Machinery and Equipment                2,501,897        2,480,524
  Land                                      65,000           65,000
                                       -----------      -----------
    Sub-total                            3,837,595        3,816,222
    Less:Accumulated Depreciation       (2,842,489)      (2,929,893)
                                       -----------      -----------

NET PROPERTY, PLANT AND EQUIPMENT          995,106          886,329
                                       -----------      -----------

INTANGIBLE ASSETS                           40,611           33,367
                                       -----------      -----------

       TOTAL ASSETS                    $ 6,998,344      $ 6,341,356
                                       -----------      -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                        $   723,194      $   625,090
  Current Portion of Long Term Debt        217,630          240,885
  Accounts Payable                       1,058,516          647,226
  Accrued Expenses                         381,123          321,798
                                       -----------      -----------
       TOTAL CURRENT LIABILITIES         2,380,463        1,834,999
                                       -----------      -----------

LONG-TERM DEBT, LESS CURRENT PORTION     1,160,610        1,027,427
                                       -----------      -----------

OTHER NON-CURRENT LIABILITIES              126,346          124,530
                                       -----------      -----------

SHAREHOLDERS' EQUITY
  Common Stock                             300,880          300,880
  Paid in Capital                            3,697            3,697
  Retained Earnings                      5,046,455        4,990,832
                                       -----------      -----------

     Sub-Total                           5,351,032        5,295,409
       Less: Treasury Stock             (1,000,035)      (1,048,431)
             Deferred Compensation      (1,020,072)        (892,578)
                                       -----------      -----------

NET SHAREHOLDERS' EQUITY               $ 3,330,925      $ 3,354,400
                                       -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                               $ 6,998,344      $ 6,341,356
                                       -----------      -----------

                                     2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  THREE MONTH PERIOD          NINE MONTH PERIOD
                                  ------------------          -----------------
                                      SEPTEMBER 30              SEPTEMBER 30
                                   1994         1995          1994         1995
                                   ----         ----          ----         ----
NET SALES                       $2,475,683   $1,988,850    $7,322,351   $6,136,376


COST OF GOODS SOLD               1,904,584    1,613,811     5,847,090    4,803,702
                                ----------   ----------    ----------   ----------

   GROSS PROFIT                    571,099      375,039     1,475,261    1,332,674

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          478,049      419,748     1,388,248    1,269,415
                                ----------   ----------    ----------   ----------

    OPERATING INCOME (LOSS)         93,050      (44,709)       87,013       63,259

INTEREST EXPENSE                   (39,833)     (38,420)     (110,993)    (122,889)

OTHER INCOME, (EXPENSE) NET          1,203         (553)        6,424          941
                                ----------   ----------    ----------   ----------

  INCOME (LOSS) BEFORE
    INCOME TAX                      54,420      (83,682)      (17,556)     (58,689)

PROVISION (BENEFIT)
 FOR INCOME TAX                     (5,385)       2,000        (8,566)       9,000
                                ----------   ----------    ----------   ----------

  NET INCOME (LOSS)                 59,805      (85,682)       (8,990)     (67,689)

TRANSLATION ADJUSTMENTS              9,758        5,810        (5,516)      12,063

BEGINNING RETAINED EARNINGS      4,903,095    5,070,704     4,987,164    5,046,458
                                ----------   ----------    ----------   ----------

ENDING RETAINED EARNINGS         4,972,658    4,990,832     4,972,658    4,990,832
                                ----------   ----------    ----------   ----------

AVERAGE SHARES OUTSTANDING         210,283      202,599       210,283      202,599

EARNINGS (LOSS) PER SHARE          $  .28        $(.42)        $ (.04)       $(.33)

CASH DIVIDENDS PER SHARE           $   -         $  -          $  -          $ -





                                     3 OF 8

M. H. RHODES, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTH PERIOD
                                                     ENDED SEPTEMBER 30
                                                     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                 1994         1995
                                                      ----         ----
  Net Income(Loss)                                $    (8,990)  $  (67,689)
                                                  -----------   ----------
  Adjustments to reconcile net income(loss)
    to net cash provided by operating
      activities:
        Depreciation                                  165,025      114,414
        Amortization of deferred compensation         127,494      127,494
        Gain on sale of fixed assets                   (2,945)       -0-
        Translation adjustments                        (5,516)      12,063
        Amortization of other assets                   17,261        9,744
        Change in assets and liabilities:
          Decrease in accounts receivable              60,897      249,990
          Decrease (increase) in inventories         (428,566)     299,759
          Increase in prepaid expenses and other      (58,650)     (16,173)
          Increase(decrease) in accounts payable      169,320     (411,290)
          Decrease in accrued expenses              (155,304)      (60,802)
          Decrease in other noncurrent
            liabilities                                 (869)       (1,816)
                                                  -----------   ----------

              Total adjustments                     (111,853)      323,383
                                                  -----------   ----------

              Net cash provided by (used in)
                operating activities                (120,843)      255,694
                                                  -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (80,582)       (6,140)
  Proceeds from sale of plant, property and
    equipment                                          2,945         -0-
                                                  -----------   ----------

      Net cash used in investing activities          (77,637)       (6,140)
                                                  -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings               6,978,221     5,997,444
  Repayments of debt                               (7,194,035)   (6,253,159)
  Proceeds from State of Connecticut                  400,000        -0-
                                                  -----------   ----------
    Net cash provided by (used in)
      financing activities                            184,186      (255,715)
                                                  -----------   ----------

NET DECREASE IN CASH                                  (14,294)       (6,161)

CASH, beginning of period                              14,294         6,161
                                                  -----------   ----------

CASH, end of period                               $     -0-     $    -0-
                                                  -----------   ----------


                                     4 OF 8

                       M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly (A) The results of operations for the three and nine month periods ended September 30, 1995 and 1994. (B) The financial position at September 30, 1995 and December 31, 1994 and (C) The cash flows for the nine month periods ended September 30, 1995 and 1994.

2. The results for the nine month period ended September 30, 1995 are not necessarily indicative of the results for the entire year.

3.  Inventories consisted of the following:

                                            December 31,   September 30,
                                                1994           1995
                                                ----           ----
    Raw Materials & Component Parts....      $1,260,740     $1,335,014
    Work in Process....................       2,666,695      2,174,713
    Finished Goods.....................         464,388        582,337
                                             ----------     ----------

         TOTAL.........................      $4,391,823     $4,092,064
                                             ----------     ----------


4. The earnings (loss) per share is calculated by dividing net income by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5.  The consolidated financial statements include the accounts of M. H.
    Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited. Certain reclassifications have been made to the September 30, 1994 financial statements in order to make their presentation comparable to that of September 30, 1995.





                                     5 OF 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the third quarter of 1995 decreased 13% compared to the third quarter of 1994. Third quarter 1995 Photocontrol orders were 39% above the same period in 1994 as orders for the new electronic photocontrol continued to gain momentum from the second quarter through the third. Timer and Switch third quarter orders were down 27% from the same period in 1994 as original equipment manufacturers (OEM's) curtailed their order patterns to control inventories. The total backlog on September 30, 1995 was $3,808,000 compared to $4,005,000 for September 30, 1994 or a decrease of 5%. The principal reason for this was a reflection of the Timer & Switch customer order level.

Net sales for the third quarter of 1995 were $1,988,850, a decrease of 20% compared to the third quarter of 1994. The principal reason for this was the 24% decrease in the 1995 Timer & Switch line shipments from the same comparable period in 1994. As in the second quarter, this decrease is a reflection of the softening of customer orders from the original equipment manufacturers' (OEM) segment.

Cost of goods sold as a percentage of net sales increased to 81% for the third quarter of 1995 as compared to 77% for the same quarter of 1994. The principal reason for this was that fixed manufacturing expenses could not decrease in proportion to the variable expenses resulting from a 20% sales decline. Consequently, the fixed manufacturing expenses were incurred over a reduced sales base.

Selling, general and administrative expenses increased to 21% of net sales for the third quarter of 1995 from 19% of net sales in the same quarter of 1994, although the 1995 dollars expensed were 12% lower than the 1994 dollars expensed. The principal reason for this was that the majority of selling, general and administrative expenses are fixed at the current sales volume.

Interest expense decreased slightly as a result of the Line of Credit principal decreasing.

On a consolidated basis for the quarter ending September 30, 1995, M.H. Rhodes, Inc. had a net loss of $86,000 as compared to a net income of $60,000 for the same period in 1994. Lower 1995 third quarter customer shipments contributed to the net loss compared to the third quarter in 1994.

Financial Condition as of September 30, 1995

Working capital for the nine month period ending September 30, 1995 increased $6,000 over the December, 1994 level. Working capital was generated through operations that exceeded working capital used for debt repayment.




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





                                        M. H. RHODES, INC.


                                    By: /S/ ALLAN D. SPRINGER
                                            ------------------
                                            Allan D. Springer
                                            Its Vice President of
                                            Finance and Chief
                                            Financial Officer

                                            Dated:  October 24, 1995





                                     8 of 8