Form 10-K
period 1995-12-31
RHODES M H INC
filed 1996-04-16
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION                   1
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(mark one)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  December 31, 1995
                           -----------------
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to         .
                              ----------  ---------

                         Commission File No. 0-1412
                               M. H. Rhodes, Inc
             (Exact name of registrant as specified in its charter)

             Delaware                                06-0509270
   -------------------------------                -------------------
   (State or other jurisdiction of                (I.R.S.  Employer
   incorporation)                                 Identification No.)

99 Thompson Road, Avon, Connecticut                      06001
- ---------------------------------------            ------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code (860) 673-3281
                                                  -------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class       Name of Exchange on Which Registered
     -------------------       ------------------------------------
             NONE                                NONE

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock Par Value $1.00 Share
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $480,750 on March 27, 1996 based on a bid price of $5.00 per share reported by one of the firms that follow the stock of the Company. No asked price was reported.

The number of shares of the registrant's common stock, $1.00 par value, outstanding on March 27, 1996 was 202,599.

This report contains 34 pages in accordance with the sequential numbering system. The exhibit index is located on sequentially numbered page 32.

                                                                               2
                                     PART I
ITEM 1. BUSINESS

GENERAL

     M. H. Rhodes, Inc. (the "Company") and its Canadian Subsidiary, M. H. Rhodes (Canada) Limited, (hereinafter collectively referred to as the "Companies") manufacture mechanical and electrical timers. The Company has been in business since 1930 and M. H. Rhodes (Canada) Limited has been in business since 1960. In 1990, the Company expanded its product lines by acquiring machinery, equipment and inventory of the Ripley Company, Inc. (Ripley) Photocontrol Division.

PRODUCTS 1995

  PHOTOCONTROLS: The expansion of the electronic solid state photocontrol was an important part in maintaining Ripley's market share. 1995's sales of $1,779,000 consisted of 55% electronics, leaving the balance to magnetic and thermal photocontrols. As U.S. utilities continue to switch from magnetic devices to electronic photocontrols, Ripley is positioned to increase its sales in 1996 by having available a full featured electronic line.

  TIMERS: Rhodes' mechanical timer line showed a decrease in sales of approximately 18%. The greatest decrease occurred in government sales, OEM sales, and retail sales. Government sales for the second straight year were down 53%. OEM sales were down 21%. This decline was caused by the loss of two major customers' business. Our retail consumer line continued to decline due to lower pricing from the Far East competition, and the dominance of larger distributors who buy directly from China, Taiwan and Hong Kong. The 1996 objective will be to develop new niche markets for mechanical interval timers with a future outlook to expand into electronics.

SOURCE AND AVAILABILITY OF RAW MATERIALS

     The Companies have never experienced a serious problem in obtaining raw material and component parts, as there are generally many suppliers available to meet the Companies' requirements.

PATENTS AND TRADEMARKS

     The Companies have many patents, and many that have contributed to the success of the business of the Companies. However, the skills and know-how developed by the Companies over a period of 65 years are now more significant. The Companies have seven (7) trademarks which are actively used: MARK TIME, RHODES, SUNSWITCH, LIGHT WATCHMAN and SPECTRUM INNOVATIONS. COMPETITOR AND SURVIVOR SERIES are the newest additions for the Photocontrol and new consumer lines.

BUSINESS CYCLE

     The Companies' business is not seasonal or cyclical.

CUSTOMERS

     The customer base consists of approximately 1500 accounts. The loss of any one customer would not have a material adverse financial effect on the companies.


GOVERNMENT BUSINESS

     The Companies do business with various municipal governments and U.S Government agencies. No significant portion of this business is subject to renegotiation of profits or termination at the election of a governmental agency.

NET SALES BACKLOG

     The backlog at December 31, 1995 and 1994 was $2,809,000 and $3,469,000
respectively. The backlog includes orders which are deliverable over various periods and which may be changed or cancelled in the future. However, based on past experience, the effect of changes and cancellations is expected to be minimal. It is anticipated that the backlog at December 31, 1995 will be filled within the next 18 months.


COMPETITION

     Offshore competitors continue to be our major competition in all timer production lines. To offset this, our company is focusing on value added assembly and manufacturing work with our current customer base numbering between 1200 to 1500 different companies.

     The company has also relocated all of its timer production back into Avon, Ct. and has closed its Mexican timer assembly operations.

     Our customers have more and more switched their production lines over to a J.I.T. (Just in Time) concept which requires weekly delivery of smaller quantities shipped to their factories. Using this concept gives our company an edge over our foreign competition as well as allowing us to become more flexible in the U.S.A. rather than Mexico.


PRODUCT DEVELOPMENT

     1995 was a year where much of the engineering was focused to provide the basic research for new niche market timers which will be introduced in 1996. The main focus was both in the electronic applications as well as special mechanical timer applications. These introductions will be announced in 1996.

                                                                               4
EMPLOYEES

     As of December 31, 1995, the Companies employed 89 persons, 84 in Avon, Connecticut, 4 in Ottawa, Ontario and 1 in El Paso, Texas. Of the Avon employees, 59 are represented by the International Association of Machinists, with the balance being salaried employees. The Companies consider their relationship with their employees to be satisfactory.


ITEM 2. PROPERTIES

     The Company owns factory, warehouse and office facilities, aggregating 92,000 square feet in Avon, Connecticut. M. H. Rhodes (Canada) Limited leases manufacturing and office facilities, totaling 2,500 square feet in Ottawa, Ontario, Canada.

     In the Company's opinion, these facilities are adequate for the Companies' present needs.


ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the Company's Executive Officers.

     All Executive Officers serve for one-year terms or until their successors are duly elected and qualified. Officers are elected annually at the meeting of Directors, which immediately follows the Annual Meeting of Shareholders.

Name                        Company Position, Principal Occupation
- -------------               --------------------------------------
J. L. Morelli             was appointed President and Chairman of the Board in
                          April, 1989. Previously, since November, 1988, he was Acting General Manager, and prior to this, Vice
                          President of Operations since January, 1987.  From
                          1985 to 1987, he was Vice President of Operations with Rapid Power Technologies, a manufacturer of power supplies. Age 65.

H. B. Matles              has served as a Vice President of Marketing in charge
                          of the Company's consumer sales since 1973.  Age 59.

A. D. Springer            joined the Company in September, 1987 as Controller
                          was elected its Corporate Controller/Treasurer in September, 1988 and was elected its Vice
                          President-Finance in May 1994. Prior to joining the Company, he was with the Arrow Hart Division of Cooper Industries for 15 years in various financial positions. His last position was Controller. Age
                          56.

S. L. Vanasse             has served the Company as an administrative employee
                          since 1977.  In September, 1988, she was elected
                          Secretary of the Company.  She had been elected
                          Assistant Secretary in April, 1985.  Age 40.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no generally recognized or established public trading market for the common stock of the Company.

     The following chart reflects no payment of dividends over the past two years and, in the absence of any known source of published information, the range of bid prices for 1995 as supplied by a brokerage firm that follows the stock of the Company. This information does not necessarily represent actual transactions and may not reflect retail markups, markdowns, or commissions.

                                                PRICES
                                                ------

                                        High     Low     Dividend
                                        ----     ---     --------
1995
First Quarter    ..............        $  6    $  5
Second Quarter   ..............           6       5         .00
Third Quarter    ..............           6       5
Fourth Quarter   ..............           6       5

1994
First Quarter    ..............        $  6    $  5
Second Quarter   ..............           6       5         .00
Third Quarter    ..............           6       5
Fourth Quarter   ..............           6       5

     As reported by one of the firms that follow the Company's stock, the bid price for such stock was $5.00 on March 27, 1996. No asked price was reported.

     On March 27, 1996, there were approximately 667 record holders of the Company's common stock. The number of record shareholders excludes individual participants in security position listings.

Mellon Shareholders Services, L.L.C., 85 Challenger Rd., Overpeck Center, Ridgefield Park, N.J. 07660 is the Company's Stock Registrar and Transfer Agent. (1-800-288-9591)

     It had been the Company's policy prior to 1988 to pay an annual dividend of $.10 per share. Pursuant to a loan agreement between the Company and the Connecticut National Bank (K/N/A Fleet Bank) dated December 19, 1985, the Company has covenanted that it will not declare or pay dividends exceeding in the aggregate 10% of its annual net earnings after taxes. Due to this agreement no dividend was declared for 1993 (payable in 1994) and for 1994 (payable in 1995). The Company may or may not declare future dividends depending on its earnings, financial conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

M. H. RHODES, INC. AND M. H. RHODES (CANADA) LIMITED CONSOLIDATED(1)

                         1995       1994       1993        1992        1991
                         ----       ----       ----        ----        ----
Net sales            $8,081,871  $9,815,715 $10,304,525 $10,448,886 $12,179,649

Net income(loss)       (895,488)     79,351     129,521    (678,353)     75,534

Per share earnings(loss)  (4.38)        .38         .62       (3.23)        .35

Total assets          5,346,957   6,998,344   6,709,115   6,999,996   7,915,548

Long term
  obligations           275,621   1,160,610   1,039,688      37,021   1,561,432

Cash dividends paid
  per share                 .00         .00         .00         .00         .00

(1) M. H. Rhodes (Canada) Limited Financial Statements have been translated from Canadian to U.S. currency at applicable exchange rates.

ITEM 7. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1995 Compared to 1994

     Consolidated net sales for 1995 decreased 18% compared to 1994. This decrease in net sales was directly due to decreases in the following market segments: OEM sales were down 21% or approximately $1,100,000; Retail and Government sales were down 21% and 53% respectively. Although no major customers were lost to competition, 1995 appeared to be a year where many of the company's customers reduced their conventional blanket orders and large volume buys and proceeded to new smaller size production lots which is typical with J.I.T.
(Just in Time or Kaizan Production techniques which is being implemented throughout the U.S.A.).

     Gross profit as a percentage of consolidated net sales was 10.5% in 1995 compared with 19.0% in 1994. The principal reasons for this were: (1) The decline in sales; (2) Relocation of certain production lines and inventory back to Avon from Mexico; (3) Additional write off of obsolete and slow moving inventory; and (4) Non-cash accounting adjustments for prior years' items capitalized into inventory that were charged to earnings due to the significant decrease in inventory in 1995.

     Selling, general and administrative expenses as a percentage of net sales were 19.5% in 1995 compared to 17.0% in 1994. This increase was primarily due to fixed expenses which did not decrease in the same proportion as the sales decline.

     The increase in interest expense was due to a higher bank prime rate in 1995 compared to 1994 which increased borrowing costs on the line of credit and the Employee Stock Ownership Plan (ESOP) loan.

     The decrease in other income was a result of: (1) A decrease in the amount of machinery and equipment sold in 1995 compared to 1994; and (2) 1994 recorded interest earned on cash deposits from the State of Connecticut Financial Assistance Program which was used for tooling and equipment on the new Photocontrol line.

    The net loss for 1995 was $895,488 compared to a net income of $79,351 for 1994. As stated above, the decrease in sales, an obsolete inventory write off, accounting inventory adjustments, and relocation of production lines to Avon contributed. Although the net loss was unfavorable, there were favorable sides to 1995. These were a reduction in liabilities to the company of $884,000 and a decrease in inventories of $1,242,000.

1994 Compared to 1993

     Consolidated net sales for 1994 decreased 4.7% compared to 1993. This decrease in net sales was principally caused by a decrease of U.S. Government sales which was directly due to the cutbacks in the U.S. Department of Defense spending.

     Gross profit as a percentage of consolidated net sales was 19.0% in 1994 compared with 20.1% for 1993. The principal reason for this was due to the decline in net sales. Fixed expenses could not decrease in the same proportion as the reduction in sales.

     Selling, general and administrative expenses as a percentage of net sales were 17.0% in 1994 compared to 17.8% in 1993. The principal reasons for this were lower spending in the following areas: (1) Consulting services; (2) Salesmen's commissions; (3) Data Processing; and (4) Payrolls.

     The increase in interest expense was caused by the following two reasons:
(1) A higher prime rate in 1994 than in 1993 which increased borrowing costs; and (2) Interest expense accrued pertaining to the Loan Agreement with the State of Connecticut.

     The increase in other income was a result of interest earned on cash deposits from the State of Connecticut Financial Assistance Program.

     The net income for 1994 was $79,351 compared to a net income of $129,521 in 1993. The principal reason for this decline in net income was the decrease in sales which was favorably offset by a decrease in expenses for the Selling, General and Administrative areas.


LIQUIDITY

     The Company in June 1995 reduced its revolving line of credit from $1,200,000 to $1,000,000. The amount borrowed cannot exceed 80% of acceptable Accounts Receivables. This line of credit is the source for generating cash to meet liquidity needs. On December 31, 1995 the Company had $599,000 borrowed under the revolver.

     Working capital decreased $1,496,000 for the twelve month period ended December 31, 1995. This decrease was the result of a significant decrease in inventories which resulted in reductions in the current liabilities principally accounts payable and other short term debt.

     The Company is not in compliance of certain covenants in a mortgage note. As a result of the noncompliance, the entire balance of the mortgage note has been classified as current. The Company lacks the financial resources to repay the mortgage note if payment is demanded. (See Note 1 and Note 7.)

CAPITAL RESOURCES

     Capital expenditures during 1995 were $17,000 compared to 1994 capital expenditures of $101,000. During 1996, the Company expects capital expenditures to be approximately $100,000, principally for tools and molds. Capital expenditures will be funded through internal cash flows.

INFLATION

     The Company believes that inflation has not had a material effect on operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted on pages II-8 thru II-18 of this report.

[RIGGS, MAHONEY & SABOL LETTERHEAD]

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of M.H. Rhodes, Inc.:

We have audited the accompanying consolidated balance sheet of M.H. Rhodes, Inc. (a Delaware corporation) and subsidiary (the Company) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.H. Rhodes, Inc. and subsidiary as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with gernerally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a loss of $895,488 for the year ended December 31, 1995 and is not in compliance with certain covenants contained in the mortgage note. As a result of the noncompliance, the entire balance of the mortgage note has been classified as current. If the bank demanded payment of this obligation, the Company would have to obtain alternative sources of financing to satisfy its financial obligations and operational needs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         /s/ Riggs, Mahoney & Sabal


February 27, 1996

[WHITTLESEY & HADLEY, P.C. LETTERHEAD]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
 M. H. Rhodes, Inc.:

        We have audited the accompanying consolidated balance sheets of M. H. Rhodes, Inc. (a Delaware corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opiinion, the financial statements referred to above present fairly, in all material respects, the financial position of M. H. Rhodes, Inc. and subsidiary as of December 31, 1994 and 1993; and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         /s/ Whittlesey & Hadley, P.C.

Hartford, Connecticut
February 15, 1995

                      M.H. RHODES, INC. AND SUBSIDIARY                  13

                         CONSOLIDATED BALANCE SHEETS

                         DECEMBER 31, 1995 AND 1994

                               ASSETS
                                            1995            1994
                                            ----            ----
CURRENT ASSETS:
  Cash                                 $    32,502      $     6,161
  Accounts Receivable                    1,252,210        1,549,003
  Inventories                            3,150,262        4,391,823
  Prepaid Expenses and Other                35,622           15,640
                                       -----------      -----------
        TOTAL CURRENT ASSETS             4,470,596        5,962,627
                                       -----------      -----------
NET PROPERTY, PLANT AND EQUIPMENT          844,307          995,106

OTHER ASSETS                                32,054           40,611
                                       -----------      -----------
       TOTAL ASSETS                     $5,346,957      $ 6,998,334
                                       -----------      -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                        $   598,979      $   723,194
  Current Portion of Long-term Debt        947,331          217,630
  Accounts Payable                         513,432        1,058,516
  Other Accrued Expenses                   324,909          381,123
                                       -----------      -----------
       TOTAL CURRENT LIABILITIES         2,384,651        2,380,463
                                       -----------      -----------
LONG-TERM DEBT, less current portion       275,621        1,160,610
                                       -----------      -----------
OTHER NON-CURRENT LIABILITIES              121,757          126,346
                                       -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value,
    400,000 shares authorized              300,880          300,880
  Paid-in Capital                            3,697            3,697
  Retained Earnings                      4,158,862        5,046,455
                                       -----------      -----------
                                         4,463,439        5,351,032

       Less: Treasury Stock, at cost
              98,281 shares in 1995 and
             92,750 shares in 1994      (1,048,431)      (1,000,035)
             Unallocated ESOP shares      (850,080)      (1,020,072)
                                       -----------      -----------
                                         2,564,928        3,330,925
                                       -----------      -----------
                                        $5,346,957       $6,998,344
                                       -----------      -----------

The accompanying notes are an integral part of these consolidated financial statements.

                      M. H. RHODES, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                  1995         1994         1993
                                  ----         ----         ----

NET SALES                     $ 8,081,871   $9,815,715   $10,304,525

COST OF SALES                   7,231,797    7,953,273     8,235,838
                              -----------   ----------   -----------
   Gross profit                   850,074    1,862,442     2,068,687

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES       1,577,616    1,664,239     1,831,619
                              -----------   ----------   -----------
    Operating income (loss)      (727,542)     198,203       237,068

INTEREST EXPENSE                 (159,177)    (153,966)     (122,164)

OTHER INCOME, net                   1,873       28,323        23,756
                              -----------   ----------   -----------
  Income (loss) before
    income taxes                 (884,846)      72,560       138,660

PROVISION (BENEFIT) FOR
  INCOME TAXES                     10,642       (6,791)        9,139
                              -----------   ----------   -----------
  Net income (loss)           $  (895,488)  $   79,351   $   129,521
                              -----------   ----------   -----------
  Net income (loss) per share $     (4.38)  $      .38   $       .62
                              -----------   ----------   -----------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              204,387      210,047       210,283
                              -----------   ----------   -----------



The accompanying notes are an integral part of these consolidated financial statements.

                       M.H. RHODES, INC. AND SUBSIDIARY

               Consolidated Statements of Stockholders' Equity

             For the Years Ended December 31, 1995, 1994 and 1993





                                     Common Stock
                                     ------------        Paid-in    Retained    Treasury      Stock      Unallocated
                                  Shares    Par Value    Capital    Earnings    Shares        Cost       ESOP Shares    TOTAL
                                  ------    ---------    -------    --------    ------        ----       -----------    -----
Balance, December 31, 1992        300,880   $300,880     $3,697   $4,873,223    90,597     $ (981,196)   $(1,360,056)   $2,836,548

  Net income                          -          -          -        129,521       -              -              -         129,521
  ESOP Expense                        -          -          -            -         -              -          169,992       169,992
  Translation adjustments             -          -          -        (15,580)      -              -              -         (15,580)
                                  -------   --------     ------   ----------    ------     ---------     -----------    ----------

Balance, December 31, 1993        300,880    300,880      3,697    4,987,164    90,597       (981,196)    (1,190,064)    3,120,481

  Net income                          -          -          -         79,351       -              -              -          79,351
  ESOP Expense                        -          -          -            -         -              -          169,992       169,992
  Translation adjustments             -          -          -        (20,060)      -              -              -         (20,060)
  Purchase of treasury stock          -          -          -            -       2,153        (18,839)           -         (18,839)
                                  -------    -------      -----   ----------    ------     ----------    -----------    ----------
Balance, December 31, 1994        300,880    300,880      3,697    5,046,455    92,750     (1,000,035)    (1,020,072)    3,330,925

  Net income (loss)                   -          -          -       (895,488)      -              -              -        (895,488)
  ESOP Expense                        -          -          -            -         -              -          169,992       169,992
  Translation adjustments             -          -          -          7,895       -              -              -           7,895
  Purchase of treasury stock          -          -          -            -       5,531        (48,396)           -         (48,396)
                                  -------    -------     ------   ----------    ------     ----------    -----------    ----------
Balance, December 31, 1995        300,880   $300,880     $3,697   $4,158,862    98,281     $1,048,431       (850,080)   $2,564,928
                                  =======   ========     ======   ==========    ======     ==========    ===========    ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      M. H. RHODES, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                 1995          1994         1993
                                                 ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ (895,488)    $  79,351     $ 129,521
                                             ----------     ---------     ---------
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
        Depreciation and amortization           178,190       214,887       246,502
        Amortization of deferred compensation   169,992       169,992       169,992
        Gain on sale of assets                     -             -          (10,900)
        Translation adjustments                   7,895       (20,060)      (15,580)
        Change in assets and liabilities:
          Accounts receivable                   296,793        (7,079)     (113,999)
          Inventories                         1,241,561      (423,193)      196,965
          Accounts payable, accrued expenses
            and other, net                     (628,369)      (11,020)     (519,732)
                                             ----------     ---------     ---------
              Net cash provided by
                operating activities            370,574         2,878        82,769

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         (16,334)     (100,959)      (23,711)
   Proceeds from sale of property and
     equipment                                    -              -           10,900
                                             ----------     ---------     ---------
              Net cash used in investing
                activities                      (16,334)     (100,959)      (12,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings         7,973,328     9,435,839     2,848,641
  Proceeds from State of Connecticut
    financial assistance package                  -           400,000         -
  Repayment of debt                          (8,252,831)   (9,727,052)   (2,954,148)
  Purchase of treasury stock                    (48,396)      (18,839)        -
                                             ----------     ---------     ---------
              Net cash provided by
                (used in) financing
                  activities                   (327,899)       89,948      (105,507)
                                             ----------     ---------     ---------
Net Increase(decrease) in cash                   26,341        (8,133)      (35,549)

CASH, beginning of year                           6,161        14,294        49,843
                                             ----------     ---------     ---------
CASH, end of year                            $   32,502     $   6,161     $  14,294
                                             ----------     ---------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                      M. H. RHODES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - GENERAL:

      The Company manufactures timing devices and photoelectric lighting controls primarily for sale to distributors and original equipment manufacturers.

      The Company incurred a loss of $895,488 for the year ended December 31, 1995 and is not in compliance with certain covenants contained in the mortgage note. As a result of the noncompliance, the entire balance of the mortgage note has been classified as current. The Company lacks the financial resources to repay the mortgage note if payment is demanded. Management is continuing to negotiate with the bank. If these negotiations are unsuccessful, the Company will have to obtain additional financing or liquidate assets in order to meet the obligations under the mortgage note.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of M.H. Rhodes, Inc. (the Company) and its 96% owned subsidiary, M.H. Rhodes (Canada) Limited. All significant intercompany balances and transactions have been eliminated.

     Foreign currency translation - The financial statements of M.H. Rhodes
      (Canada) Limited have been translated from Canadian to U.S. currency at the applicable exchange rates. The resulting translation adjustments are recorded directly in a separate component of stockholders' equity.

     Inventories- Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting.

     Property, plant and equipment- Depreciation is provided using straight-line and accelerated methods over estimated useful lives which range from 10 to 40 years for buildings and improvments and 3 to 10 years for machinery and equipment.

     Other assets- Other assets include transaction costs related to the Photocontrols acquisition and loan origination. The acquisition costs are being amortized on a straight-line basis over a ten-year period and the loan origination costs over eighteen months. The loan origination costs were fully amortized at December 31, 1995.

     Per share data - Net income(loss) per share is based on the weighted average number of shares outstanding during each year. The change in shares outstanding in 1995 was due to the acquisition of treasury stock from terminated and/or retired employees who participated in the Employee Stock Ownership Plan (see Note 8).

                                                                              18
                       M.H. RHODES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (continued):

     Income taxes - Deferred income taxes, which are included in other non-current liabilities in the accompanying consolidated balance sheets, are provided for timing differences in the recognition of certain expenses for financial reporting and income tax purposes, primarily related to the use of differing methods of recording depreciation, investment in M. H. Rhodes (Canada) Limited, reserve for obsolete inventory, and allowance for doubtful accounts.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 3 - INVENTORIES:

      Inventories consist of the following at December 31:

                                                    1995          1994
                                                    ----          ----
         Raw materials and component parts       $1,404,565    $1,260,740
         Work-in-process                          1,418,297     2,666,695
         Finished goods                             327,400       464,388
                                                 ----------    ----------
                                                 $3,150,262    $4,391,823
                                                 ----------    ----------


NOTE 4 - NET PROPERTY, PLANT AND EQUIPMENT:

     Property, Plant and Equipment consists of the following at December 31:

                                                     1995          1994
                                                     ----          ----
     Buildings and improvements                  $1,270,698     $1,270,698
     Machinery and equipment                      2,518,231      2,501,897
     Land                                        $   65,000         65,000
                                                 ----------     ----------
                                                  3,853,929      3,837,595
     Less: Accumulated depreciation               3,009,622      2,842,489
                                                 ----------     ----------
                                                 $  844,307        995,106
                                                 ----------     ----------

                                                                              19
                      M. H. RHODES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993


NOTE 5 - INCOME TAXES:


    The components of the provision (benefit) for income taxes are as follows:

                                1995          1994         1993
                                ----          ----         ----
     Current:
      Federal                 $     -      $  77,406   $  (4,832)
      State                      10,642       31,495      15,000
      Foreign                      -           1,710      (5,861)
                              ---------    ---------   ---------
           Total current      $  10,642      110,611       4,307
                              ---------    ---------   ---------
     Deferred:
      Federal                 $     -        (56,315)  $   4,832
      State                         -        (39,996)        -
      Foreign                       -        (21,091)        -
                              ---------    ---------   ---------
           Total deferred           -       (117,402)        -
                              ---------    ---------   ---------
                              $  10,642    $  (6,791)  $   9,139
                              ---------    ---------   ---------

    An analysis of the provision (benefit) for income taxes is as follows:

                                          1995    1994    1993
                                          ----    ----    ----
    Federal provision (benefit) at
      statutory rate                        -      34%    (34)%
    Net operating loss (utilization)
      limitation                            -      (5)    (34)
    State tax provision (benefit)           -     (12)     11
    Provision (benefit) for Canadian
      loss                                  -     (26)     (4)
                                           ---    ---     ---
            Total current                   -      (9)%     7%
                                           ---    ---     ---


    The Company has approximately $1,580,000 of net operating loss carryforwards available to reduce taxable income for Federal income tax purposes, the majority of which expire in 2003. For State income tax purposes, the Company's net operating loss carryforwards are approximately $825,000, the majority of which expire in 2000.

                      M. H. RHODES, INC. AND SUBSIDIARY               20

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993

NOTE 5 - INCOME TAXES (continued):

    Deferred tax assets and liabilities resulted from the following:

                                             1995         1994
                                             ----         ----
    Deferred tax assets:
     Receivables                           $  6,788     $  3,363
     Inventory                              142,125       56,145
     Federal tax loss carryforwards         372,504      241,604
     State tax loss carryforwards            85,315       19,192
     Foreign tax loss carryforwards          18,000       21,091
     Other                                    5,020        6,725
                                           --------     --------
                                            629,752      348,120
     Less: Valuation allowance             (247,482)        -
                                           --------     --------
          Total deferred tax assets         382,270      348,120
                                           --------     --------
     Deferred tax liabilities:
      Deferred Compensation                 285,813      201,008
      Property, plant and equipment          47,150       63,528
      Investment in subsidiary               62,251       96,881
      Debt issue costs                        1,614        1,261
                                           --------     --------
          Total deferred tax liabilities    396,828      362,678
                                           --------     --------
          Net deferred tax liabilities     $(14,558)    $(14,558)
                                           --------     --------

The Company paid approximately, $10,900, $13,100 and $3,400 for income taxes for 1995, 1994 and 1993 respectively.


NOTE 6 - NOTES PAYABLE:

    At December 31, 1995 and 1994, the Company had a note payable of $598,979 and $723,194 respectively, under an accounts receivable asset backed revolver not to exceed the lesser of $1,000,000 or 80% of acceptable accounts receivable. Interest is paid monthly at the prime rate (8.5% at December 31, 1995 and 1994), plus 1 1/2% and principal is due upon the collection of accounts receivable backing the outstanding advances. The revolving loan expires April 30, 1996. The note is guaranteed by M.H. Rhodes (Canada) Limited, and collateralized by a life insurance policy on a key officer of the Company, and by all other assets of the Company. The Company is charged interest at a minimum base borrowing of $500,000 even if outstanding borrowings fall below that threshold.

                                                                              21
                      M. H. RHODES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993


NOTE 7 - LONG-TERM DEBT:


    The components of long-term debt are as follows:

                                             1995        1994
                                             ----        ----
    Mortgage payable to bank due in
    monthly principal installments of
    $14,166, plus interest at 82-1/2%
    of the bank's prime rate through
    December, 2000 (see Note 8)          $  850,080   $1,020,072

    Term note payable to State of
    Connecticut with interest at 6.5%
    due in monthly principal and
    interest installments of
    $5,323 commencing in February
    1995 through January, 2001.             289,821      300,000

    Obligations under stock repurchase
    agreements with certain former
    employees due in annual installments
    plus interest at approximately 8%
    (see Note 8)                             83,051       58,168
                                         ----------   ----------
                                          1,222,952    1,378,240
    Less - Current portion                  947,331      217,630
                                         ----------   ----------

                                         $  275,621   $1,160,610
                                         ----------   ----------

    Aggregate principal payments of long-term debt for the next five years and thereafter are as follows:

         Year ending December 31:
         1996                            $  947,331
         1997                                63,562
         1998                                66,984
         1999                                66,841
         2000                                61,100
         Thereafter                          17,134
                                         ----------
                                         $1,222,952
                                         ----------

                      M. H. RHODES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993


NOTE 7 - LONG-TERM DEBT (continued):


    The mortgage note payable to the bank contains certain covenants, among others, which require the Company to maintain a current ratio of at least
    1.75 to 1, net worth of at least $3,100,000 on an unconsolidated basis, a liabilities to net worth ratio of no more than 1.5 to 1, a current maturity of long-term debt ratio of no less than 1.2 to 1 and restrictions on payment of dividends. At December 31, 1995 the Company was in violation of the net worth and current maturity of long-term debt covenants. The bank has not waived the noncompliance; therefore, the entire balance of the mortgage note payable has been classified as current.


    The Company has pledged, on a subordinated basis to the aforementioned accounts receivable asset backed revolving loan (see Note 6), substantially all assets as collateral for the mortgage note.

    The Company received $400,000 in financial assistance from the State of Connecticut, Department of Economic Development (The State) on March 24, 1994. The State provided a $300,000 loan and a $100,000 grant to be used for new product tooling and equipment. The $100,000 grant, which is included with other non-current liabilities in the accompanying balance sheet, requires the fulfillment of certain conditions as set forth in the grant agreement. Failure to fulfill the conditions could result in the return of funds to the State along with a penalty charge of 7.5% per annum, per year the grant is outstanding.

    The Company paid approximately $173,388, $138,200 and $116,000 for interest in 1995, 1994 and 1993, respectively.


NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company established a non-contributory Employee Stock Ownership Plan
    (ESOP) for qualified non-union employees effective January 1, 1983, and in 1985, the ESOP acquired approximately 55% of the Company's outstanding stock. The funds required to finance this purchase were loaned to the ESOP by the Company using funds borrowed from a bank on the same terms as the bank debt. (see Note 7).

    At the time of the purchase, the Company recorded unallocated ESOP shares of $2,550,000 for current and future ESOP contributions as a deduction from stockholders' equity. Contributions to the ESOP are based upon the terms of the bank debt, resulting in ESOP expense of $169,992 per year. Interest expense for the related note payable was $69,781, $65,155 and $64,569 in 1995, 1994 and 1993, respectively.

                      M. H. RHODES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993


NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN (continued):



    The ESOP allows salaried employees to earn shares of the Company's stock while they are employed by the Company. Upon the cessation of their employment, former employees can require the Company to purchase their vested shares at an appraised value ($8.37 per share at December 31, 1994) payable over a five-year period. The amount owed to such former employees for their shares is included in long-term debt in the accompanying balance sheet (see Note 7).

    Shares of the plan are released for allocation to participants based on annual principal payments of $169,992 made on the ESOP debt. At December 31, 1995, 74,008 shares are allocated, 5,565 shares are committed to be released and 23,351 shares are held in suspense. The value of unearned ESOP shares at December 31, 1995 is estimated to be $195,448.


NOTE 9 - CONTINGENCIES:

    The Company is subject to legal proceedings, claims and liabilities, including environmental matters, which are incidental to its business. It is management's opinion that the disposition of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 10 - PENSION PLAN:

    Under the terms of an agreement with the International Association of Machinists, the Company contributes specified amounts to union-administered pension funds. Contributions were $28,397, $37,244 and $39,790 in 1995, 1994 and 1993, respectively. Since this plan is a multiemployer plan, actuarial present values of accumulated plan benefits for a particular employer are not available.


NOTE 11 - MAJOR CUSTOMER:

    For the year ended December 31, 1993, the Company had sales of approximately $1,050,000 to one customer operating in the U.S. defense contracting industry.

ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     The Board of Directors of M. H. Rhodes, Inc. approved the recommendation of the Registrant's Officers to dismiss Whittlesey & Hadley, P.C., 147 Charter Oak Avenue, Hartford, Connecticut, 06106 as its independent accountants and to engage the accounting firm of Riggs Mahoney & Sabol, One State Street, Hartford, Connecticut, 06103 as independent accountants for the Registrant for 1995. The engagement of Whittlesey & Hadley,P.C. 147 Charter Oak Avenue, Hartford, Connecticut, 06106 has ceased as of January 31, 1996.

     Whittlesey & Hadley, P.C. served as auditors for the Registrant since 1993. During none of the years for which Whittlesey & Hadley, P.C. served as independent auditors for the Company nor for the subsequent interim period preceding the replacement of Whittlesey & Hadley, P.C., were there any disagreements between the Registrant and Whittlesey & Hadley, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that would have caused them to make reference in their report to the subject matter of the disagreement. There were no "reportable events" (within the meaning of the applicable rules and regulations of the Securities and Exchange Commission) during the two years ended December 31, 1994 or the subsequent interim period.

     Whittlesey & Hadley, P.C.'s report on the financial statements as of December 1993 and 1994 for the years then ended was unqualified.

     The registrant has requested that Whittlesey & Hadley, P.C. furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Whittlesey & Hadley, P.C.'s letter to the SEC dated January 31, 1996 is filed as Exhibit 1 to the Form 8-K.

     The Registrant's Audit Committee of the Board of Directors approved the change in the accountants.

                                    PART III


ITEM 10. DIRECTORS OF THE REGISTRANT

     Information concerning Executive Officers is included at the end of Part I of this Form 10-K.

     The following table sets forth the names and ages of the Company's
Directors:

                    Year First
    Name              Elected              Business Experience
    ----            ----------             -------------------
A. J. Campanelli       1978      Mr. Campanelli is the Director of Bank
                                 Relations for Loan Guarantee Investment
                                 Corporation.  Previously he retired from
                                 Shawmut National Bank in December, 1992,
                                 where he had been a Senior Vice President
                                 since 1977.  Age 60.

E. J. Doyle            1985      Mr. Doyle retired from the Company in
                                 January, 1989.  He stepped down as President
                                 of the Company in January, 1987 and assumed a
                                 position as one of the Company's Vice
                                 Presidents as an Account Executive until his
                                 retirement.  He had served as President of
                                 the Company since September, 1985.
                                 Previously he had been Vice President of the
                                 Company since May, 1953.  Age 75.

H. T. LeMay             1993     Mr. LeMay retired as the Vice President
                                 of Industrial Relations and Personnel of
                                 the Chandler Evans Division of Colt
                                 Industries in 1984, a post which he had
                                 held since 1962.  The Chandler Evans
                                 Division of Colt Industries manufactures
                                 fuel control devices.  Age 79.

J.L. Morelli            1989     Mr. Morelli was appointed President and
                                 Chairman of the Board in April, 1989.
                                 Previously, since November, 1988, he had been
                                 Acting General Manager, and prior to this, he
                                 had been Vice President of Operations since
                                 January, 1987.  From 1985 to 1987, he was
                                 Vice President of Operations with Rapid Power
                                 Technologies, manufacturers of power
                                 supplies.  Between 1978 and 1985, he served
                                 as Executive Vice President and Vice
                                 President of Operations for Napco, Division
                                 of Thermo-Electron, manufacturers of auto-
                                 plating equipment.  Age 65.

     All Directors serve for one-year terms or until their successors are duly elected and qualified. Directors are elected annually at the Annual Meeting of Shareholders.
                                     III-1

                                                                              26
ITEM 11. EXECUTIVE COMPENSATION

Conpensation - Executive Officers

     No officer of the Company was paid cash compensation in excess of $100,000 in 1995. All executive officers as a group (4 persons) received $268,951 for the year ended December 31, 1995. The information concerning Mr. Morelli's compensation is required to be disclosed because of his position as Chief Executive Officer, notwithstanding that his salary and bonus did not exceed $100,000.

                           SUMMARY COMPENSATION TABLE

        Name and                      Annual Compensation        All Other
  Principal Position          Year    Salary($)  Bonus($)     Compensation(1)
  ------------------          ----    ---------  --------     ---------------
Joseph L. Morelli             1995     $94,474     -0-            $15,446
Chairman of the Board         1994     $90,240     -0-            $14,858
and Chief Executive Officer   1993     $80,988     -0-            $10,809

(1) Includes amounts allocated under the Company's Employee Stock Ownership Plan during 1995 as a result of Company contributions and interest earned on plan assets including previously allocated shares of the Company. As of January 1, 1996 the vested interest for Mr. Morelli was 100%.



                                     III-2

                                                                              27
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information with respect to the beneficial ownership of the common stock of the Company as of March 27, 1996 by each person who is known by the Company to own beneficially more than 5% of the common stock, by each director of the Company and by all officers and directors as a group, is set forth in the following table:

                                               Amount and
                        Name of                 Nature of
  Title of            Beneficial               Beneficial          Percent of
   Class                 Owner                Ownership(1)            Class
  --------            ----------              ------------         ----------
Common Stock    M.H.Rhodes, Inc. Employee       102,924              50.80
                Stock Ownership Trust For
                Non-Bargaining Unit Employee
                Group(2)

Common Stock    A. J. Campanelli                    -                   -

Common Stock    E. J. Doyle                       2,025                 *

Common Stock    H. T. LeMay                         -                   -

Common Stock    J. L. Morelli                     6,413 (3)           3.16

Common Stock    All Officers and Directors
                (7) as a group                   27,256 (3)          13.45

(1) Record ownership unless otherwise indicated.

(2) Mailing address:  99 Thompson Road, Avon, Connecticut, 06001

(3) Includes shares allocated to ESOP accounts respectively for Mr. Morelli (6,413) and all other Officers and Directors as a group (23,731).

(*) Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.



                                    III-3

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. The following documents are filed as a part of this report:


  1. Financial Statements                                        Page No.
     --------------------                                        --------

     The following Consolidated Financial Statements of M.H.
          Rhodes, Inc. and Subsidiaries are included in Item 8:    II-5

     Opinion of Independent Public Accountants.                    II-6-7

     Consolidated Balance Sheets - December 31, 1995 and 1994.     II-8

     Consolidated Statements of Operations -
          Years ended December 31, 1995, 1994 and 1993.            II-9

     Consolidated Statements of Stockholders' Equity -
          Years ended December 31, 1995, 1994 and 1993.            II-10

     Consolidated Statements of Cash Flows -
          Years ended December 31, 1995, 1994 and 1993             II-11

     Notes to Consolidated Financial Statements.                   II-12-18


  2. Supplementary Data and Financial Statements Schedules

     All Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financial Statements or Notes thereto.

     Separate Financial Statements and Supplemental Schedules of the Company are omitted since the Company is primarily an operating Company and its subsidiary, included in the Consolidated Financial Statements being filed, does not have a minority equity interest or indebtedness to any person other than the Company in an amount which exceeds five percent of the total assets as shown by the Consolidated Financial Statements as filed herein.


  3. Exhibits                                     Cross Reference Information
     --------                                     ---------------------------
     (3) Articles of Incorporation and By-Laws    Filed as Exhibit to Form
                                                  10 filed on April 27, 1965

     (4A) Specimen Common Stock Certificate       Filed as Exhibit 4A to
                                                  Form 10-K, File No. 0-1412
                                                  dated March 25, 1987.
     (4B) Loan Agreement, Term Loan Note and
          Open End Mortgage Between the Company
          and The Connecticut National Bank                **
          dated December 19, 1985


     (4C) Loan Agreement 5-Year Term Loan Note    Filed as Exhibit 4C to
          and Open End Mortgage Between the       Form 10-K, File No. 0-1412
          Company and The Connecticut National    dated March 27, 1990.
          Bank dated December 7, 1989

     (4D) Loan Agreement, Eighteen month          Filed as Exhibit 4D to
          Accounts Receivable Asset Backed        Form 10-K, File No. 0-1412
          Revolver between the Company and        dated March 30, 1994.
          Affiliated Business Credit Corporation
          dated October 21, 1993.

     (4E) Loan Agreement/Grant, 7-year loan       Filed as Exhibit 4E to
          between the Company and the State of    Form 10-K, File No. 0-1412
          Connecticut, dated March 24, 1994.      dated March 30, 1994.

     (4F) Loan Modification Agreement, Term Loan  Filed as Exhibit 4F to
          Note and Open End Mortgage Between the  Form 10-K, File No. 0-1412
          Company and The Connecticut National    dated March 30, 1994.
          Bank (K/N/A Shawmut Bank) dated
          December 19, 1985, modified on
          October 21, 1993.

     (11) Statement re: computation per share earnings filed with this report

     (16) Letter re: Change in certifying Accountants  Pg. filed as Exhibit 16 to form 10-K, File No. 0-1412 dated March 30, 1994

     (21) Subsidiaries of Company filed with this report


      ** Incorporated by reference in Exhibit 4 to Schedule 13D, dated December 27, 1985, filed by M. H. Rhodes, Inc. Employee Stock Ownership Trust for the Non-Bargaining Unit Employee Group of the M. H. Rhodes, Inc. Employee Stock Ownership Plan for the Non-Bargaining Unit Employee Group. This Schedule 13D was filed with the SEC on December 30, 1985. Exhibit 4 is found at pages 98, et seq. of such filing in accordance with the sequential numbering system.

  B. Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           M. H. RHODES, INC.

                                        By:
                                           ----------------------------
                                           Joseph L. Morelli, President
                                           and Chief Executive Officer
                                           April   , 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


                                        By:
                                           ----------------------------
                                           Joseph L. Morelli, President
                                           and Chief Executive Officer
                                           April   , 1996


                                        By:
                                           ----------------------------
                                           Allan D. Springer, Vice President
                                           Finance and Chief Financial
                                           Officer/Principal Accounting
                                           Officer
                                           April   , 1996


                                        By:
                                           ----------------------------
                                           Edward J. Doyle, Director
                                           April   , 1996


                                        By:
                                           ----------------------------
                                           Anthony J. Campanelli, Director
                                           April   , 1996


                                        By:
                                           ----------------------------
                                           Harold T. LeMay, Director
                                           April   , 1996

                                EXHIBIT INDEX


                                                  Sequential Numbering
                                                  System, Page number or
Exhibit Number                                    Cross Reference Information
- --------------                                    ---------------------------

     (3) Articles of Incorporation and By-Laws    Filed as Exhibit to Form
                                                  10 filed on April 27, 1965

     (4A) Specimen Common Stock Certificate       Filed as Exhibit 4A to
                                                  Form 10-K, File No. 0-1412
                                                  dated March 25, 1987.

     (4B) Loan Agreement, Term Loan Note and
          Open End Mortgage Between the Company
          and The Connecticut National Bank                **
          dated December 19, 1985


     (4C) Loan Agreement 5-Year Term Loan Note    Filed as Exhibit 4C to
          and Open End Mortgage Between the       Form 10-k, File No. 0-1412
          Company and The Connecticut National    dated March 27, 1990.
          Bank dated December 7, 1989

     (4D) Loan Agreement, Eighteen Month          Filed as Exhibit 4D to
          Accounts Receivable Asset Backed        Form 10-K, File No. 0-1412
          Revolver between the Company and        dated March 30, 1994.
          Affiliated Business Credit
          Corporation dated October 21, 1993.

     (4E) Loan Agreement/Grant, 7-year loan       Filed as Exhibit 4C to
          between the Company and the State       Form 10-K, File No. 0-1412
          of Connecticut, dated March 24, 1994.   dated March 30, 1994.

     (4F) Loan Modification Agreement, Term Loan  Filed as Exhibit 4D to
          Note and Open End Mortgage Between the  Form 10-K, File No. 0-1412
          Company and The Connecticut National    dated March 30, 1994.
          Bank (K/N/A Shawmut Bank) dated
          December 19, 1985, modified on
          October 21, 1993.

     (11) Statement re: computation per share earnings filed with this report

     (16) Letter re: Change in certifying Accountants    Pg. filed as Exhibit
          16 to form 10-K, File No. 0-1412 dated March 30, 1994

     (21) Subsidiaries of Company filed with this report


      ** Incorporated by reference in Exhibit 4 to Schedule 13D, dated December 27, 1985, filed by M. H. Rhodes, Inc. Employee Stock Ownership Trust for the Non-Bargaining Unit Employee Group of the M. H. Rhodes, Inc. Employee Stock Ownership Plan for the Non-Bargaining Unit Employee Group. This Schedule 13D was filed with the SEC on December 30, 1985. Exhibit 4 is found at pages 98, et seq. of such filing in accordance with the sequential numbering system.