Form 10-Q
period 1996-03-31
RHODES M H INC
filed 1996-04-29
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                                --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .
                               ---------    ----------

                          Commission File No.  0-1412
                                               ------

                                M. H. Rhodes, Inc
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               06-0509270
- ---------------------------------------        -------------------
(State or other jurisdiction of                (I.R.S.  Employer
incorporation)                                 Identification No.)

 99 Thompson Road, Avon, Connecticut                 06001
- ---------------------------------------        -------------------
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code  (203) 673-3281
                                                    --------------

- --------------------------------------------------------------------------------
   Former name, address and fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes  X    No
                                                  ---

There were, as of March 31, 1996, 202,599 shares of Common Stock outstanding.





                                     1 OF 8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

M.H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31      MARCH 31
                                                         -----------      --------
                                     ASSETS
                                                            1995            1996
                                                            ----            ----
CURRENT ASSETS:
  Cash                                                   $    32,502    $    28,771
  Accounts Receivable                                      1,252,210      1,162,287
  Inventories                                              3,150,262      2,850,278
  Prepaid Expenses and Other                                  35,622         68,058
                                                         -----------    -----------
        TOTAL CURRENT ASSETS                               4,470,596      4,109,394
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                               1,270,698      1,270,698
  Machinery and Equipment                                  2,518,231      2,533,646
  Land                                                        65,000         65,000
                                                         -----------    -----------
    Sub-total                                              3,853,929      3,869,344
    Less:Accumulated Depreciation                         (3,009,622)    (3,055,349)
                                                         -----------    -----------
NET PROPERTY, PLANT AND EQUIPMENT                            844,307        813,995
                                                         -----------    -----------
OTHER ASSETS                                                  32,054         24,163
                                                         -----------    -----------
       TOTAL ASSETS                                      $ 5,346,957    $ 4,947,552
                                                         -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                          $   598,979    $   494,004
  Current Portion of Long Term Debt                          947,331        903,570
  Accounts Payable                                           513,432        410,580
  Other Accrued Expenses                                     324,909        282,126
                                                         -----------    -----------
     TOTAL CURRENT LIABILITIES                             2,384,651      2,090,280
                                                         -----------    -----------
LONG-TERM DEBT, LESS CURRENT PORTION                         275,621        265,420
                                                         -----------    -----------
OTHER NON-CURRENT LIABILITIES                                121,757        106,569
                                                         -----------    -----------
SHAREHOLDERS' EQUITY:
  Common Stock, $1.00 par value,
     400,000 shares authorized                               300,880        300,880
  Paid in Capital                                              3,697          3,697
  Retained Earnings                                        4,158,862      4,036,719
                                                         -----------    -----------
     Sub-Total                                             4,463,439      4,341,296
       Less: Treasury Stock                               (1,048,431)    (1,048,431)
             Deferred Compensation                          (850,080)      (807,582)
                                                         -----------    -----------
NET SHAREHOLDERS' EQUITY                                 $ 2,564,928    $ 2,485,283
                                                         -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                 $ 5,346,957    $ 4,947,552
                                                         -----------    -----------


                                     2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                        THREE MONTH PERIOD
                                                        ------------------
                                                          ENDED MARCH 31
                                                          --------------
                                                      1995              1996
                                                      ----              ----
NET SALES                                         $ 2,337,992       $ 1,989,130

COST OF GOODS SOLD                                  1,824,313         1,670,669
                                                  -----------       -----------
   GROSS PROFIT                                       513,679           318,461


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             451,446           416,362
                                                  -----------       -----------
    OPERATING INCOME(LOSS)                             62,233           (97,901)


INTEREST EXPENSE                                      (41,910)          (33,021)

OTHER INCOME(EXPENSE)                                     417            (8,229)
                                                  -----------       -----------
  INCOME BEFORE INCOME TAX                             20,740          (139,151)


PROVISION (BENEFIT) FOR INCOME TAX                      4,000           (16,452)
                                                  -----------       -----------
  NET INCOME(LOSS)                                     16,740          (122,699)


TRANSLATION ADJUSTMENT                                    714               556

BEGINNING RETAINED EARNINGS                         5,046,455         4,158,862
                                                  -----------       -----------
ENDING RETAINED EARNINGS                          $ 5,063,909       $ 4,036,719
                                                  -----------       -----------
AVERAGE SHARES OUTSTANDING                            208,130           202,599


EARNINGS PER SHARE                                $       .08       $      (.61)

CASH DIVIDENDS PER SHARE                          $      -          $      -



                                     3 OF 8

M. H. RHODES, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THREE MONTH PERIOD
                                                       ------------------
                                                         ENDED MARCH 31
                                                         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  1995           1996
                                                       ----           ----
  Net Income                                       $    16,740    $  (122,699)
                                                   -----------    -----------
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
        (Gain) on sale of Fixed Assets                     -           (1,000)
        Depreciation                                    69,051         45,042
        Amortization of deferred compensation           42,498         42,498
        Translation adjustments                            714            556
        Amortization of other assets                     5,754          7,891
        Change in assets and liabilities:
          (Increase)Decrease in accounts
            receivable                                 (31,484)        89,923
          Decrease in inventories                      178,842        299,984
          Increase in prepaid expenses and other       (13,298)       (32,436)
          Decrease in accounts payable                (299,239)      (102,852)
          Increase(Decrease) in accrued expenses        75,387        (43,927)
          Decrease in other noncurrent
            liabilities                                   (773)       (15,188)
                                                   -----------    -----------
              Total adjustments                         27,452        290,491
                                                   -----------    -----------
              Net cash provided by operating
                activities                              44,192        167,792
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (3,440)       (13,585)
  Proceeds from sale of property & equipment                 -          1,000
                                                   -----------    -----------
      Net cash used in investing activities             (3,440)       (12,585)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                (2,224,090)    (1,972,682)
  Proceeds from additional borrowings                2,177,177      1,813,744
                                                   -----------    -----------
  Net cash used in financing activities                (46,913)      (158,938)
                                                   -----------    -----------
NET DECREASE IN CASH                                    (6,161)        (3,731)

CASH, beginning of quarter                               6,161         32,502
                                                   -----------    -----------
CASH, end of quarter                               $       -0-    $    28,771
                                                   -----------    -----------



                                     4 OF 8

                        M. H. RHODES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly: (A) The results of operations for the three month periods ended March 31, 1995 and March 31, 1996; (B) The financial position at March 31, 1996 and December 31, 1995; and (C) The cash flows for the three month periods ended March 31, 1995 and March 31, 1996.

2. The results for the three month period ended March 31, 1996 are not necessarily indicative of the results for the entire year.

3.  Inventories consisted of the following:

                                              December 31       March 31
                                                 1995             1996
                                              -----------      ----------
    Raw Materials and component parts....     $1,404,565       $1,279,673
    Work in Process......................      1,418,297        1,223,717
    Finished Goods.......................        327,400         346,888
                                              ----------       ----------
         TOTAL...........................     $3,150,262       $2,850,278
                                              ----------       ----------

4. The earnings per share is calculated by dividing net income by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5. The consolidated financial statements include the accounts of M. H. Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited.



                                     5 of 8

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the first quarter of 1996 increased 12% compared to the first quarter of 1995. The principal reason for this increase was several customer's two year repeat blanket orders were recorded. The total backlog on March 31, 1996 was $3,302,000 compared to $3,313,000 on March 31, 1995.

Net sales for the first quarter of 1996 were $1,989,000, a 15% decrease compared to the first quarter of 1995. This decrease was attributed from low customer orders requiring shipment in the first quarter of 1996 compared to the first quarter of 1995. This was principally in the distributor and residential lines.

Cost of Goods Sold as a percentage of Net Sales increased to 84% for the 1996 first quarter as compared to 78% for the same quarter in 1995. This increase was due principally to fixed expenses within the cost of sales that could not decrease in proportion to the decline in sales.

Selling, General and Administrative expenses increased to 21% of Net Sales for the 1996 first quarter as compared to 19% for the same quarter in 1995. Although expenses declined 8%, the Selling, General and Administrative percent of Net Sales increased as a result of fixed expenses not decreasing in proportion to the sales decline.

Interest expense for the 1996 first quarter decreased compared to the same quarter in 1995. This was due to the following: (1) A lower prime rate which decreased borrowing cost; and (2) Lower principal balances which decreased interest expenses.

Other expenses were prior year intangible assets reclassified as fully written off.

A benefit for income tax for the 1996 first quarter was recorded as a favorable adjustment for prior years accrued taxes that did not materialize.

On a consolidated basis, M.H. Rhodes, Inc. had a Net Loss of $123,000 for the first quarter of 1996 as compared to a Net Income of $17,000 for the first quarter of 1995. The principal reason for this was the sales decline.

Financial Condition as of March 31, 1996

Working capital for the first quarter of 1996 decreased $67,000 over the December, 1995 level. This decrease was the result of a decrease in inventories which resulted in reductions in the current liabilities.




                                     6 of 8

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - 27


         b.  Reports on Form 8-K -

             A report on Form 8-K was filed on January 31, 1996 reporting the changing of the Company's Certified Accountants from Whittlesey & Hadley, P.C., 147 Charter Oak Avenue, Hartford, CT 06106 to Riggs, Mahoney & Sabol, One State Street, Hartford, CT 06103 effective as of January 31, 1996.



















                                     7 of 8

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             M. H. RHODES, INC.

                                          By:  /s/ Allan D. Springer
                                             -----------------------------
                                             Allan D. Springer
                                             Its Vice President of Finance
                                             and Chief Financial Officer

                                             Dated:  April 23, 1996






                                     8 of 8