Form 10-Q
period 1996-06-30
RHODES M H INC
filed 1996-07-23
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


For the quarterly period ended  June 30, 1996
                                -------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                               ----------    ----------

                          Commission File No. 0-1412
                                              ------

                                M. H. Rhodes, Inc
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-0509270
- -------------------------------                    -------------------

(State or other jurisdiction of                     (I.R.S.  Employer
incorporation)                                     Identification No.)

99 Thompson Road, Avon, Connecticut                    06001
- -----------------------------------                -------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code (860) 673-3281
                                                  ---------------


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

                                                    Yes  X   No
                                                        ---

There were, as of June 30, 1996, 202,599 shares of Common Stock outstanding.




                                     1 OF 8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

M.H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31           JUNE 30
                                                 -----------           -------
                                     ASSETS
                                                     1995               1996
                                                     ----               ----
CURRENT ASSETS:
  Cash                                           $    32,502        $   120,180
  Accounts Receivable                              1,252,210            971,715
  Inventories                                      3,150,262          2,790,974
  Prepaid Expenses and Other                          35,622             61,070
                                                 -----------        -----------

        TOTAL CURRENT ASSETS                       4,470,596          3,943,939
                                                 -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                       1,270,698          1,270,698
  Machinery and Equipment                          2,518,231          2,539,500
  Land                                                65,000             65,000
                                                 -----------        -----------
    Sub-total                                      3,853,929          3,875,198
    Less: Accumulated Depreciation                (3,009,622)        (3,082,809)
                                                 -----------        -----------

NET PROPERTY, PLANT AND EQUIPMENT                    844,307            792,389
                                                 -----------        -----------

OTHER ASSETS                                          32,054             22,850
                                                 -----------        -----------

       TOTAL ASSETS                              $ 5,346,957        $ 4,759,178
                                                 -----------        -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                                  $   598,979        $   484,665
  Current Portion of Long Term Debt                  947,331            861,072
  Accounts Payable                                   513,432            478,761
  Other Accrued Expenses                             324,909            173,378
                                                 -----------        -----------
     TOTAL CURRENT LIABILITIES                     2,384,651          1,997,876
                                                 -----------        -----------

LONG-TERM DEBT, LESS CURRENT PORTION                 275,621            247,954
                                                 -----------        -----------

OTHER NON-CURRENT LIABILITIES                        121,757            106,108
                                                 -----------        -----------

SHAREHOLDERS' EQUITY:
  Common Stock, $1.00 par value,
     400,000 shares authorized                       300,880            300,880
  Paid-in Capital                                      3,697              3,697
  Retained Earnings                                4,158,862          3,916,178
                                                 -----------        -----------

     Sub-Total                                     4,463,439          4,220,755
       Less: Treasury Stock                       (1,048,431)        (1,048,431)
             Deferred Compensation                  (850,080)          (765,084)
                                                 -----------        -----------

NET SHAREHOLDERS' EQUITY                         $ 2,564,928        $ 2,407,240
                                                 -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                         $ 5,346,957        $ 4,759,178
                                                 -----------        -----------

                                 2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS



                                             THREE MONTH PERIOD                   SIX MONTH PERIOD
                                             ------------------                   ----------------
                                               ENDED JUNE 30                       ENDED JUNE 30
                                               -------------                       -------------

                                           1995              1996              1995              1996
                                           ----              ----              ----              ----
NET SALES                               $1,809,534        $1,928,035        $4,147,526        $3,917,165

COST OF GOODS SOLD                       1,365,578         1,594,714         3,189,891         3,265,383
                                        ----------        ----------        ----------        ----------

   GROSS PROFIT                            443,956           333,321           957,635           651,782

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  398,221           415,885           849,667           832,247
                                        ----------        ----------        ----------        ----------

    OPERATING INCOME (LOSS)                 45,735           (82,564)          107,968          (180,465)

INTEREST EXPENSE                           (42,559)          (34,786)          (84,469)          (67,807)

OTHER INCOME (EXPENSE)                       1,077               381             1,494            (7,848)
                                        ----------        ----------        ----------        ----------

  INCOME (LOSS) BEFORE INCOME TAX            4,253          (116,969)           24,993          (256,120)

PROVISION (BENEFIT)
 FOR INCOME TAX                              3,000             3,000             7,000           (13,452)
                                        ----------        ----------        ----------        ----------

  NET INCOME (LOSS)                          1,253          (119,969)           17,993          (242,668)

TRANSLATION ADJUSTMENTS                      5,542              (572)            6,253               (16)

BEGINNING RETAINED EARNINGS              5,063,909         4,036,719         5,046,458         4,158,862
                                        ----------        ----------        ----------        ----------

ENDING RETAINED EARNINGS                $5,070,704        $3,916,178        $5,070,704         3,916,178
                                        ----------        ----------        ----------        ----------

AVERAGE SHARES OUTSTANDING                 202,599           202,599           202,599           202,599

EARNINGS (LOSS) PER SHARE               $      .01        $     (.59)       $      .09        $    (1.20)

CASH DIVIDENDS PER SHARE                $       --        $       --        $       --        $       --




                                     3 OF 8

M. H. RHODES, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                SIX MONTH PERIOD
                                                                ----------------
                                                                 ENDED JUNE 30
                                                                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       1995               1996
                                                            ----               ----
  Net Income (Loss)                                     $    17,993        $  (242,668)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
      activities:
        Gain on sale of Fixed Assets                             --             (1,000)
        Depreciation                                         85,672             71,464
        Amortization of deferred compensation                84,996             84,996
        Translation adjustments                               6,253                (16)
        Amortization of other assets                          8,432              9,204
        Change in assets and liabilities:
          Decrease in accounts receivable                   289,568            280,495
          Decrease in inventories                           185,157            359,288
          Increase in prepaid expenses and other            (16,918)           (25,448)
          Decrease in accounts payable                     (394,199)           (34,671)
          Increase (decrease) in accrued expenses            49,348           (151,531)
          Decrease in other noncurrent
            liabilities                                      (1,816)           (15,649)
                                                        -----------        -----------

              Total adjustments                             296,493            577,132
                                                        -----------        -----------

              Net cash provided by operating
                activities                                  314,486            334,464
                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (4,274)           (19,546)
  Proceeds from sale of plant property &
    equipment                                                    --              1,000
                                                        -----------        -----------

      Net cash used in investing activities                  (4,274)           (18,546)
                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                     (4,316,936)        (4,051,011)
  Proceeds from additional borrowings                     4,000,563          3,822,771
                                                        -----------        -----------

      Net cash used in financing activities                (316,373)          (228,240)
                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH                              (6,161)            87,678

CASH, beginning of period                                     6,161             32,502
                                                        -----------        -----------

CASH, end of period                                     $       -0-        $   120,180
                                                        -----------        -----------




                                     4 OF 8

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly: (A) The results of operations for the three and six month periods ended June 30, 1996 and 1995; (B) The financial position at June 30, 1996 and December 31, 1995; and (C) The cash flows for the six month periods ended June 30, 1996 and 1995.

2. The results for the six month period ended June 30, 1996 are not necessarily indicative of the results for the entire year.

3.   Inventories consisted of the following:

                                                   December 31         June 30
                                                      1995               1996
                                                      ----               ----
Raw Materials and component parts ........         $1,404,565         $1,359,647
Work in Process ..........................          1,418,297          1,015,191
Finished Goods ...........................            327,400            416,136
                                                   ----------         ----------

      TOTAL ..............................         $3,150,262         $2,790,974
                                                   ==========         ==========

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

5. The consolidated financial statements include the accounts of M. H. Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited.




                                     5 of 8

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the second quarter of 1996 decreased 27% compared to the second quarter of 1995. The original equipment manufacturers' (OEM) segment of the Timer and Switch line incurred the largest decrease. This can be attributed to a decline in OEM blanket order renewals as a result of slower sales of OEM's to their customers. As the OEM's inventory is depleted, renewals will occur in the third and fourth quarters of 1996. The Photocontrol line also declined due to large blanket orders extending beyond one year which were recorded in the second quarter of 1995. The total backlog on June 30, 1996 was $3,189,000 compared to $3,989,000 on June 30, 1995.

Net sales for the second quarter of 1996 were $1,928,000, an increase of 7% compared to the second quarter of 1995. Heavy orders in the original equipment manufacturers' (OEM) segment of the Timer & Switch line during the first quarter contributed to the increased customer shipments in the second quarter.

Cost of Goods Sold as a percentage of Net Sales increased to 83% for the second quarter of 1996 as compared to 76% for the same quarter in 1995. The principal reasons for this were: (1) The increase in shipments in the OEM segment were lower margin items; (2) Non-cash accounting adjustments for prior years' items capitalized into inventory were charged to earnings due to the decrease in inventory in 1996; (3) Employee furloughs in the second quarter of 1995 that did not occur in the second quarter of 1996; (4) Higher depreciation due to an anticipated increase in capital expenditures; and (5) A customer reimbursement for special tooling projects recorded in the second quarter of 1995 did not occur in the second quarter of 1996.

Selling, General and Administrative expenses for the second quarter of 1996 were 22% of Net Sales, the same as for the comparable quarter of 1995.

Interest expense for the second quarter in 1996 decreased compared to the same quarter in 1995. This was due to the following: (1) A lower prime rate which decreased borrowing cost; and (2) Lower principal balances which decreased interest expenses.

On a consolidated basis, M. H. Rhodes, Inc. had a Net Loss of $120,000 for the second quarter of 1996 as compared to a Net Income of $1,000 for the second quarter of 1995. The contributing factor to this was the higher cost of sales in the second quarter of 1996 than in the same quarter of 1995 as explained above.

Financial Condition as of June 30, 1996

Working capital for the second quarter of 1996 decreased $140,000 over the December, 1995 level. This decrease was the result of a decline in inventories which resulted in reductions in the current liabilities.




                                     6 of 8

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         a. The Annual Meeting of Shareholders was held at the office of the Company on June 28, 1996 at 10:00 A.M.

         b. At the Annual Meeting of Shareholders, the following Directors were elected to serve until the next meeting: Anthony J. Campanelli, Edward J. Doyle, Harold T. LeMay and Joseph L. Morelli.

         c.  At the Annual Meeting of Shareholders, by a vote of 153,625.0627
             (for), 1,594 (against) with 9468.6873 abstaining, the public accounting firm of Riggs & Associates, LLP was selected as the Company's independent auditors.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - 27

         b.  Reports on Form 8-K - None




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




                                             M. H. RHODES, INC.

                                          By: /s/ Allan D. Springer
                                             -----------------------------
                                             Allan D. Springer
                                             Its Vice President of Finance
                                             and Chief Financial Officer

                                             Dated:  July 17, 1996




                                     8 of 8

                                EXHIBIT INDEX
                                -------------

                    Exhibit 27     Financial Data Schedule