Form 10-Q
period 1996-09-30
RHODES M H INC
filed 1996-10-28
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1996
                                ------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .
                               ---------   --------

                           Commission File No. 0-1412

                                M. H. Rhodes, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                           06-0509270
-------------------------------           --------------------
(State or other jurisdiction of           (I.R.S.  Employer
incorporation)                             Identification No.)

99 Thompson Road, Avon, Connecticut              06001
---------------------------------------   --------------------
(Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code (860) 673-3281
                                                   --------------

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

                                                    Yes X  No
                                                        -

There were, as of September 30, 1996, 202,599 shares of Common Stock outstanding.






                                   1 OF 8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31     SEPTEMBER 30
                                             -----------     ------------
                               ASSETS
                                                  1995             1996
                                                  ----             ----
CURRENT ASSETS:
  Cash                                       $    32,502       $   10,565
  Accounts Receivable                          1,252,210        1,355,902
  Inventories                                  3,150,262        2,705,014
  Prepaid Expenses and Other                      35,622           73,754
                                             -----------       ----------

        TOTAL CURRENT ASSETS                   4,470,596        4,145,235
                                             -----------       ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                   1,270,698        1,270,698
  Machinery and Equipment                      2,518,231        2,553,036
  Land                                            65,000           65,000
                                             -----------       ----------
    Sub-total                                  3,853,929        3,888,734
    Less: Accumulated Depreciation            (3,009,622)      (3,117,012)
                                             -----------       ----------

NET PROPERTY, PLANT AND EQUIPMENT                844,307          771,722
                                             -----------       ----------

OTHER ASSETS                                      32,054           21,538
                                             -----------       ----------

       TOTAL ASSETS                          $ 5,346,957       $4,938,495
                                             -----------       ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes Payable                              $   598,979       $  588,142
  Current Portion of Long Term Debt              947,331          818,574
  Accounts Payable                               513,432          519,881
  Other Accrued Expenses                         324,909          214,094
                                             -----------       ----------
     TOTAL CURRENT LIABILITIES                 2,384,651        2,140,691
                                             -----------       ----------

LONG-TERM DEBT, LESS CURRENT PORTION             275,621          224,484
                                             -----------       ----------

OTHER NON-CURRENT LIABILITIES                    121,757          103,573
                                             -----------       ----------

SHAREHOLDERS' EQUITY:
  Common Stock, $1.00 par value,
     400,000 shares authorized                   300,880          300,880
  Paid-in Capital                                  3,697            3,697
  Retained Earnings                            4,158,862        3,936,187
                                             -----------       ----------

     Sub-Total                                 4,463,439        4,240,764
       Less: Treasury Stock                   (1,048,431)      (1,048,431)
             Deferred Compensation              (850,080)        (722,586)
                                             -----------       ----------

NET SHAREHOLDERS' EQUITY                     $ 2,564,928       $2,469,747
                                             -----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $ 5,346,957       $4,938,495
                                             -----------       ----------

                                     2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                THREE MONTH PERIOD         NINE MONTH PERIOD
                                ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                ------------------         ------------------

                                   1995         1996        1995         1996
                                   ----         ----        ----         ----

NET SALES                       $1,988,850   $2,005,295  $6,136,376  $5,922,460

COST OF GOODS SOLD               1,613,811    1,552,994   4,803,702   4,818,377
                                ----------   ----------  ----------  ----------

   GROSS PROFIT                    375,039      452,301   1,332,674   1,104,083

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          419,748      394,506   1,269,415   1,226,753
                                ----------   ----------  ----------  ----------

    OPERATING INCOME(LOSS)         (44,709)      57,795      63,259    (122,670)

INTEREST EXPENSE                   (38,420)     (34,271)   (122,889)   (102,078)

OTHER INCOME(EXPENSE)                 (553)        (677)        941      (8,525)
                                ----------   ----------  ----------  ----------

 INCOME(LOSS) BEFORE INCOME TAX    (83,682)      22,847     (58,689)   (233,273)

PROVISION (BENEFIT)
 FOR INCOME TAX                      2,000        3,000       9,000     (10,452)
                                ----------   ----------  ----------  ----------

  NET INCOME(LOSS)                 (85,682)      19,847     (67,689)   (222,821)

TRANSLATION ADJUSTMENTS              5,810          162      12,063         146


BEGINNING RETAINED EARNINGS      5,070,704    3,916,178   5,046,458   4,158,862
                                ----------   ----------  ----------  ----------

ENDING RETAINED EARNINGS        $4,990,832   $3,936,187  $4,990,832  $3,936,187
                                ----------   ----------  ----------  ----------

AVERAGE SHARES OUTSTANDING         202,599      202,599     202,599     202,599


EARNINGS(LOSS) PER SHARE        $     (.42)  $      .10   $    (.33) $    (1.09)


CASH DIVIDENDS PER SHARE        $       --   $       --   $      --  $       --


                                     3 OF 8

M. H. RHODES, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       NINE MONTH PERIOD
                                                       -----------------
                                                       ENDED SEPTEMBER 30
                                                       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                     1995          1996
                                                          ----          ----

  Net Income(Loss)                                     $  (67,689)  $  (222,821)

  Adjustments to reconcile net income(loss)
    to net cash provided by operating
      activities:
        Gain on sale of Fixed Assets                           --        (1,000)
        Depreciation                                      114,414       108,668
        Amortization of deferred compensation             127,494       127,494
        Translation adjustments                            12,063           146
        Amortization of other assets                        9,744        10,517
        Change in assets and liabilities:
         (Increase)decrease in accounts receivable        249,990      (103,692)
          Decrease in inventories                         299,759       445,248
          Increase in prepaid expenses and other          (16,173)      (38,132)
          Increase(decrease) in accounts payable         (411,290)        6,449
          Decrease in accrued expenses                    (60,802)     (110,815)
          Decrease in other noncurrent
            liabilities                                    (1,816)      (18,184)
                                                       ----------   -----------

              Total adjustments                           323,383       426,699
                                                       ----------   -----------

              Net cash provided by operating
                activities                                255,694       203,878
                                                       ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (6,140)      (36,084)
  Proceeds from sale of plant property &
    equipment                                                  --         1,000
                                                       ----------   -----------

      Net cash used in investing activities                (6,140)      (35,084)
                                                       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                   (6,253,159)   (5,812,780)
  Proceeds from additional borrowings                   5,997,444     5,622,049
                                                       ----------   -----------

      Net cash used in financing activities              (255,715)     (190,731)
                                                       ----------   -----------

NET INCREASE(DECREASE) IN CASH                             (6,161)      (21,937)


CASH, beginning of period                                   6,161        32,502
                                                       ----------   -----------

CASH, end of period                                    $       -0-  $    10,565
                                                       ----------   -----------

                                     4 OF 8

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly: (A) The results of operations for the three and nine month periods ended September 30, 1996 and 1995; (B) The financial position at September 30, 1996 and December 31, 1995; and (C) The cash flows for the nine month periods ended September 30, 1996 and 1995.

2. The results for the nine month period ended September 30, 1996 are not necessarily indicative of the results for the entire year.

3.  Inventories consisted of the following:

                                             December 31   September 30
                                                1995           1996
                                             -----------   ------------
    Raw Materials and component parts..      $1,404,565     $1,175,240
    Work in Process....................       1,418,297      1,035,161
    Finished Goods.....................         327,400        494,613
                                             ----------     ----------
         TOTAL.........................      $3,150,262     $2,705,014
                                             ----------     ----------

4. The earnings(loss) per share is calculated by dividing net income by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5. The consolidated financial statements include the accounts of M. H. Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited.

                                     5 of 8

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the third quarter of 1996 increased 17% compared to the third quarter of 1995. Both Timer & Switch and Photocontrols increased significantly. The most significant increase in Timer & Switch orders for the third quarter was in the OEM market. Customers that do not usually place orders in the third quarter did so by issuing heavy blanket orders. Photocontrol orders were favorably influenced by large export bookings.

The total backlog on September 30, 1996 was $3,320,000 compared to $3,808,000 for September 30, 1995 or a decrease of 13%. The contributing factor to this was a high level of future blanket orders that were recorded in June 1995.

Net sales for the third quarter of 1996 were $2,005,295, an increase of 1% compared to the third quarter of 1995.

Cost of goods sold as a percentage of net sales decreased to 77% for the third quarter of 1996 as compared to 81% for the same quarter of 1995. This decrease was a result of: (1) Higher margin products shipped during the third quarter of 1996 compared to the same quarter in 1995; and (2) Payroll reductions.

Selling, General and Administrative expenses decreased to 20% of net sales for the third quarter of 1996 from 21% of the net sales in the same quarter of 1995. Lower payroll costs were the principal contributor to this decrease.

Interest expense for the third quarter in 1996 decreased compared to the same quarter in 1995. This was due to the following: (1) A lower prime rate which decreased borrowing costs; and (2) Lower principal balances which decreased interest expenses.

On a consolidated basis for the quarter ending September 30, 1996, M. H. Rhodes, Inc. had a Net Income of $20,000 as compared to a Net Loss of $86,000 for the same quarter in 1995. As discussed above, higher margin items and payroll reductions contributed to this improvement. For the nine month period, the year to date Net Loss was $222,821 as compared to a Net Loss of $67,689 for the same nine month period in 1995. The principal reasons for the increased loss were: 1) Lower sales volume, 2) Less favorable sales mix; and 3) Non-recurring expenses related to the phaseout of the Canadian Subsidiary.

Financial Condition as of June 30, 1996

Working capital for the third quarter of 1996 decreased $81,000 from the December 1995 levels. This decrease was the result of a decline in inventories resulting in reductions in the current liabilities.







                                     6 of 8

                           PART II. OTHER INFORMATION

Item 5.  Other Information

         a. The Canadian subsidiary as of September 30, 1996 has ceased all operations. All products assembled and distributed previously from Canada will now be completed and shipped to the Canadian customer directly from the Avon, Connecticut facility.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - 27

         b.  Reports on Form 8-K - None





                                     7 of 8

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             M. H. RHODES, INC.


                                       By:______________________________________
                                             Allan D. Springer
                                             Its Vice President of Finance
                                             and Chief Financial Officer

                                             Dated:  October 17, 1996



                                     8 of 8