Form 10-K
period 1996-12-31
RHODES M H INC
filed 1997-03-25
CIK 83680

                      SECURITIES AND EXCHANGE COMMISSION                       1
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(mark one)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  December 31, 1996

                                  OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________.

                           Commission File No. 0-1412
                               M. H. Rhodes, Inc.
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

     Title of Each Class       Name of Exchange on Which Registered
             NONE                                NONE

Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock Par Value $1.00 Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $229,529 on March 12, 1997 based on a bid price of $2.25 per share reported by one of the firms that follow the stock of the Company. No asked price was reported.

The number of shares of the registrant's common stock, $1.00 par value, outstanding on March 12, 1997 was 202,599.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of the proxy statement for the Company's Annual Shareholders Meeting to be held in May, 1997 has been incorporated by reference into Form 10-K, Part III, Items 10, 11 and 12.

This report contains 33 pages in accordance with the sequential numbering system. The exhibit index is located on sequentially numbered page 31.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     M. H. Rhodes, Inc. (the "Company") manufactures mechanical and electrical timers. The Company has been in business since 1930. The Company's Canadian subsidiary, M. H. Rhodes (Canada) Limited, which also manufactures timers had been in business since 1960. In 1990, the Company expanded its product lines by acquiring machinery, equipment and inventory of the Ripley Company, Inc. (Ripley) Photocontrol Division. On September 30, 1996 the Company ceased active business operation for the Canadian subsidiary and transferred its assets and liabilities to its parent company, M. H. Rhodes, Inc. The Company's Board of Directors dissolved the Canadian subsidiary on December 31, 1996.

PRODUCTS

     PHOTOCONTROLS: Photocontrols are devices that are inserted on the tops of street and roadway lights. Their prime purpose is to individually turn the light on at certain darkness levels and off at dawn lightness. There are over 19,000,000 units in service in the United States. As predicted in 1996 the electronic solid state photocontrol continues to gain market share in the U.S. utility market. Ripley's total sales in 1996 for photocontrols was approximately 10% of the total U.S. utility photocontrol market of which 60% was electronic solid state devices. Ripley also manufactures magnetic type photocontrols and thermal type photocontrols which are still the majority of types sold into the international market.

     TIMERS: Timers are used in commercial cooking equipment, HVAC applications, bio-medical devices that require a set time interval with an opening and closing of an electrical switch. Rhodes' mechanical timer line sales remained stable in 1996. Rhodes' sales to OEM's were 68% of total timer and switch sales. Rhodes' OEM sales are made to "Original Equipment Manufacturers" who produce products that require time devices in their products, i.e.: oven manufacturers, blender manufacturers, battery chargers, etc. Much of 1996 was spent developing new products for the mechanical timer variety which will be introduced in the first quarter of 1997. These timers are projected to increase our timer sales by approximately 14%. These products are designed to sell in unique niche markets and will not be in competition with imports from China or Tunisia. Electronic niche markets are being studied for applications that Rhodes can take advantage of its larger OEM customer base.

SOURCE AND AVAILABILITY OF RAW MATERIALS

     The Company has never experienced a serious problem in obtaining raw material and component parts, as there are generally many suppliers available to meet the Company's requirements.

PATENTS AND TRADEMARKS

     The Company has held hundreds of patents over the past 66 years along with registered trademarks. These are maintained and reviewed as they come up for renewal. The Company retains a patent attorney who monitors all activities. The Company has seven (7) trademarks which are actively used: MARK TIME, RHODES, SUNSWITCH, LIGHT WATCHMAN and SPECTRUM INNOVATIONS. COMPETITOR AND SURVIVOR SERIES are the newest additions for the Photocontrol and new consumer lines.

BUSINESS CYCLE

     The Company business is not seasonal or cyclical.

CUSTOMERS

     The customer base consists of approximately 1,500 accounts. The loss of any one customer would not have a material adverse financial effect on the companies.


GOVERNMENT BUSINESS

     The Company does business with various municipal governments and U.S Government agencies. No significant portion of this business is subject to renegotiation of profits or termination at the election of a governmental agency.

NET SALES BACKLOG

     The backlog at December 31, 1996 and 1995 was $3,435,000 and $2,809,000
respectively. The backlog includes orders which are deliverable over various periods and which may be changed or cancelled in the future. However, based on past experience, the effect of changes and cancellations is expected to be minimal. It is anticipated that the backlog at December 31, 1996 will be filled within the next 18 months.


COMPETITION

     All mechanical interval timers sold in the U.S. other than Rhodes are imports. Rhodes produces all of its mechanical timers sold into the OEM, electrical distributor, special distributors, government sales and parking meter markets in Avon, Connecticut, U.S.A. This gives Rhodes a distinct advantage when quantities requested have to be delivered in just-in-time quantities on a weekly basis. It also allows Rhodes engineers to work with our customers on a first name basis and be available for meetings within a one day requirement.

     As part of our consolidation of timer production in Avon, it was decided to close Rhodes Canadian assembly operation which had produced losses in 1995 and the first half of 1996. In doing so, the second half of 1996 became profitable and now positions 1997 in a much brighter perspective to make the company once again become profitable.

PRODUCT DEVELOPMENT

     During the year the Company continued to develop new products directed toward niche markets. In the area of photocontrols, emphasis was placed on electronic units that will meet the requirements of utilities located in the Southern lighting belt areas, high heat applications, high humidity and corrosive atmospheres.

     In the timer line, new timers were developed for production in fire fighting equipment which signals the firemen the amount of air supply they have left in their oxygen equipment. Also timers were developed for extreme corrosive atmospheric conditions where stainless steel, brass and protective coatings are required. This is typical of our new development mission which is to develop niche markets such as timers for handicap applications, medical devices and other special requirements. 1997 will introduce several of these products.

EMPLOYEES

     As of December 31, 1996, the Company employed 94 persons, 93 in Avon, Connecticut and 1 in El Paso, Texas. Of the Avon employees, 70 are represented by the International Association of Machinists, with the balance being salaried employees. The Company considers its relationship with its employees to be satisfactory.


ITEM 2. PROPERTIES

     The Company owns factory, warehouse and office facilities, aggregating 92,000 square feet in Avon, Connecticut.

     In the Company's opinion, this facility is adequate for the Company's present needs.


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

Name                        Company Position, Principal Occupation
----                        --------------------------------------

J. L. Morelli             was appointed President and Chairman of the
                          Board in April, 1989.  Previously, since
                          November, 1988, he was Acting General Manager, and prior to this, Vice President of Operations since January, 1987. From 1985 to 1987, he was
                          Vice President of Operations with Rapid Power
                          Technologies, a manufacturer of power supplies.
                          Age 66.

H. B. Matles              has served as a Vice President of Marketing in
                          charge of the Company's consumer sales since
                          1973.  Age 60.

A. D. Springer            joined the Company in September, 1987 as
                          Controller was elected its Corporate
                          Controller/Treasurer in September, 1988 and was elected its Vice President-Finance in May 1994.
                          Prior to joining the Company, he was with the Arrow Hart Division of Cooper Industries for
                          15 years in various financial positions. His last position was Controller. Age 57.

S. L. Vanasse             has served the Company as an administrative
                          employee since 1977. In September, 1988, she was elected Secretary of the Company. She had been elected Assistant Secretary in April, 1985. Age 41.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no generally recognized or established public trading market for the common stock of the Company.

     The following chart reflects no payment of dividends over the past two years and, in the absence of any known source of published information, the range of bid prices for 1996 was supplied by a brokerage firm that follows the stock of the Company. This information does not necessarily represent actual transactions and may not reflect retail markups, markdowns, or commissions.

                                                    PRICES

                                      High        Low      Dividend
                                    --------    --------   --------
1996
----
First Quarter    ..............     $  6 1/4    $  5 1/4
Second Quarter   ..............        6 1/4       5 1/4       .00
Third Quarter    ..............        5 1/4       4 3/4
Fourth Quarter   ..............        3 3/4       3 1/2

1995
----
First Quarter    ..............     $  6        $  5
Second Quarter   ..............        6           5           .00
Third Quarter    ..............        6           5
Fourth Quarter   ..............        6           5

     As reported by one of the firms that follow the Company's stock, the bid price for such stock was $2.25 on March 12, 1997. No asked price was reported.

     On March 12, 1997, there were approximately 667 record holders of the Company's common stock. The number of record shareholders excludes individual participants in security position listings.

Mellon Shareholders Services, L.L.C., 85 Challenger Rd., Overpeck Center, Ridgefield Park, N.J. 07660 is the Company's Stock Registrar and Transfer Agent. (1-800-288-9591)

     It had been the Company's policy prior to 1988 to pay an annual dividend of $.10 per share. Pursuant to a loan agreement between the Company and the Connecticut National Bank (K/N/A Fleet Bank) dated December 19, 1985, now the Wilshire Credit Corporation, the Company has covenanted that it will not declare or pay dividends exceeding in the aggregate 10% of its annual net earnings after taxes. Due to this agreement no dividend was declared for 1995 (payable in 1996) and for 1996 (payable in 1997). The Company may or may not declare future dividends depending on its earnings, financial conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

M. H. RHODES, INC. AND M. H. RHODES (CANADA) LIMITED CONSOLIDATED(1)

                                1996             1995             1994            1993            1992
                            ------------     ------------     ------------    ------------    ------------
Net sales                   $  8,011,086     $  8,081,871     $  9,815,715    $ 10,304,525    $ 10,448,886

Net income(loss)                (177,373)        (895,488)          79,351         129,521        (678,353)

Per share earnings(loss)            (.88)           (4.38)             .38             .62           (3.23)

Total assets                   4,886,532        5,346,957        6,998,344       6,709,115       6,999,996

Long term
  obligations                    726,537          275,621        1,160,610       1,039,688          37,021

Cash dividends paid
  per share                          .00              .00              .00             .00             .00

(1) M. H. Rhodes (Canada) Limited Financial Statements have been translated from Canadian to U.S. currency at applicable exchange rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1996 Compared to 1995

     Consolidated Net Sales for 1996 decreased by 1% compared to 1995. The principal reason for this slight decrease was the phaseout of active business operations in the Canadian subsidiary at the end of the fourth quarter. Canadian sales decreased due to this phaseout in the second half of 1996 by $100,000. Higher sales are expected in 1997 as manufacturing has been transferred to the parent and distribution has been revised.

     Gross profit as a percentage of Consolidated Net Sales was 19.4% in 1996 compared with 10.5% in 1995. The principal reasons for this were: (1) Inventory obsolescence write-off of $50,000 compared to a 1995 write-off of $240,000. (2) Stability in certain production lines whereas in 1995 relocation of these lines was taking place at a cost of $46,000; (3) Significant decline in the inventory decrease of $311,000 in 1996 compared to $1,242,000 in 1995 resulting in lower non-cash accounting adjustments for prior years' items capitalized into inventory that were charged to earnings for 1996 at $72,000 compared to 1995 at $185,000; and, (4) Depreciation decreased as a result of assets being fully depreciated.

     Selling, General and Administrative expenses as a percentage of Net Sales were 20.0% in 1996 compared to 19.5%. The principal reason for this was higher legal fees.

     The decrease in interest expense was due to a lower bank prime rate involving the Company's line of credit (see Note 6) and the ESOP loan (see Note
8) in 1996 compared to 1995 and decreased borrowings. During 1996, the Company paid down principal on its' ESOP loan by $170,000. The remaining balance on the loan as of December 31, 1996 was $680,088. The State of Connecticut was paid $47,000 in principal during 1996 and a balance of $242,825 remains as of December 31, 1996. The line of credit was paid down $205,224 and the balance on December 31, 1996 was $393,755.

     The increase in other expense was due to the write off of prior years' amortization costs of $6,000.

     The Net Loss for 1996 was $177,373 compared to a Net Loss of $895,488 for 1995. In summary, the principal reasons for this 1996 loss were: (1) Non-cash accounting adjustments during the first six months of 1996 for prior years' items capitalized into inventory; (2) Canadian losses and the closing costs of Canada; and (3) Higher legal fees. It should be noted that both the 1996 third quarter and fourth quarter were profitable with a Net Income of $20,000 and $42,000 respectively.

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

LIQUIDITY

     The Company during 1996 reduced its borrowing availability under the revolving line of credit from $1,000,000 to $650,000. The amount borrowed cannot exceed 75% of acceptable Accounts Receivables. This line of credit is the source for generating cash to meet liquidity needs. On December 31, 1996 the Company had $393,755 borrowed under the revolver.

     Working capital increased $518,000 for the twelve month period ended December 31, 1996. This increase was the result of a long term mortgage note $510,096 classified as current in 1995 and at the end of 1996 reclassified back to long term debt. The reason for this was in 1995 the Company was not in compliance of certain covenants on a mortgage note and a technical default was invoked. However, the technical default has since been waived and the reclassification has been recorded.

     The inventory reduction of $311,000 provided the majority of cash generated from operating activities. For investing activities, $50,000 of capital expenditures were incurred. For financing activities, $445,000 was used in the repayment of debt. The above resulted in the highest cash balances in several years.

CAPITAL RESOURCES

     Capital expenditures during 1996 were $50,000 compared to 1995 capital expenditures of $16,000. During 1997, the Company expects capital expenditures to be approximately $100,000, principally for tools and molds. Capital expenditures will be funded through internal cash flows.

INFLATION

     The Company believes that inflation has not had a material effect on operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted on pages II-9 thru II-19 of this report.

RIGGS &
ASSOCIATES, LLP
----------------
CERTIFIED PUBLIC
  ACCOUNTANTS
AND CONSULTANTS
----------------                      INDEPENDENT AUDITORS' REPORT

                         To the Stockholders and Board of Directors of M.H. Rhodes, Inc.:

                         We have audited the accompanying consolidated balance sheets of M.H. Rhodes, Inc. (a Delaware corporation) and subsidiary (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994 were audited by other auditors whose report dated February 15, 1995 expressed an unqualified opinion thereon.

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

                         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.H. Rhodes, Inc. and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                Riggs & Associates, LLP

                         Hartford, Connecticut
                         February 7, 1997



One State Street
Hartford, CT 06103
Telephone (860)549-8500
FAX (860)549-8501
                                      II-7

                           WHITTLESEY & HADLEY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                             149 CHARTER OAK AVENUE
                        HARTFORD, CONNECTICUT 06106-5101
                                 (860) 522-3111
                               FAX (860) 728-0232


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of M.H. Rhodes, Inc.:

        We have audited the accompanying consolidated balance sheet of M.H. Rhodes, Inc. (a Delaware corporation) and subsidiary as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.H. Rhodes, Inc. and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        Whittlesey & Hadley, P.C.


Hartford, Connecticut
February 15, 1995

                         M.H. RHODES, INC. AND SUBSIDIARY                     14
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

ASSETS

                                                      1996             1995
                                                   -----------      -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   137,750      $    32,502
  Accounts Receivable, net of allowance
    for doubtful accounts of $26,670 in
    1996 and $20,186 in 1995                         1,091,401        1,252,210
  Inventories                                        2,839,417        3,150,262
  Prepaid Expenses and Other                            38,716           35,622
                                                   -----------      -----------

        TOTAL CURRENT ASSETS                         4,107,284        4,470,596

NET PROPERTY, PLANT AND EQUIPMENT                      759,042          844,307

OTHER ASSETS                                            20,206           32,054
                                                   -----------      -----------

       TOTAL ASSETS                                $ 4,886,532      $ 5,346,957
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                    $   393,755      $   598,979
  Current Portion of Long-term Debt                    256,173          947,331
  Accounts Payable                                     531,843          513,432
  Other Accrued Expenses                               321,295          324,909
                                                   -----------      -----------

       TOTAL CURRENT LIABILITIES                     1,503,066        2,384,651

LONG-TERM DEBT, less current portion                   726,537          275,621

OTHER NON-CURRENT LIABILITIES                          100,000          121,757

COMMITMENTS AND CONTINGENCIES

Redeemable Common Stock, $1.00 par value,
  73,321 and 68,592 shares outstanding
  in 1996 and 1995, respectively                        73,321           68,592

STOCKHOLDERS EQUITY:
  Common Stock, $1.00 par value, 400,000
    shares authorized, 300,880 issued and
    129,278 and 134,007 shares outstanding
    in 1996 and 1995, respectively                     227,559          232,288
  Paid-in Capital                                        3,697            3,697
  Retained Earnings                                  3,980,871        4,158,862
                                                   -----------      -----------
                                                     4,212,127        4,394,847
    Less: Treasury Stock, at cost 98,281
          shares in 1996 and 1995                   (1,048,431)      (1,048,431)
          Unallocated ESOP shares                     (680,088)        (850,080)
                                                   -----------      -----------

                                                     2,483,608        2,496,336
                                                   -----------      -----------
                                                   $ 4,886,532      $ 5,346,957
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        M. H. RHODES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                       1996            1995            1994
                                    -----------     -----------     -----------
NET SALES                           $ 8,011,086     $ 8,081,871     $ 9,815,715

COST OF SALES                         6,458,508       7,231,797       7,953,273
                                    -----------     -----------     -----------

   Gross profit                       1,552,578         850,074       1,862,442

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             1,600,849       1,577,616       1,664,239
                                    -----------     -----------     -----------

    Operating income (loss)             (48,271)       (727,542)        198,203

OTHER INCOME(EXPENSE):
  INTEREST EXPENSE                     (132,448)       (159,177)       (153,966)
  OTHER INCOME, (EXPENSE) net            (4,106)          1,873          28,323
                                    -----------     -----------     -----------
                                       (136,554)       (157,304)       (125,643)
                                    -----------     -----------     -----------
  Income (loss) before
    income taxes                       (184,825)       (884,846)         72,560

PROVISION (BENEFIT) FOR
  INCOME TAXES                           (7,452)         10,642          (6,791)
                                    -----------     -----------     -----------

  Net income (loss)                 $  (177,373)    $  (895,488)    $    79,351
                                    ===========     ===========     ===========

  Net income (loss) per share       $      (.88)    $     (4.38)    $       .38
                                    ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    202,599         204,387         210,047
                                    ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        M.H. RHODES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    Common Stock     Paid-in    Retained       Treasury Stock          Unallocated
                                Shares    Par Value  Capital    Earnings       Shares   Cost           ESOP Shares    Total
                                ------    ---------  -------    --------       ------   ----           -----------    -----
Balance, December 31, 1993      248,385   $248,385   $  3,697   $4,987,164     90,597   $  (981,196)   $(1,190,064)   $3,067,986

  Net Income                       --         --         --         79,351       --            --             --          79,351
  ESOP Expense                     --         --         --           --         --            --          169,992       169,992
  Translation adjustments          --         --         --        (20,060)      --            --             --         (20,060)
  Redeemable common stock        (5,061)    (5,061)      --           --         --            --             --          (5,061)
  Purchase of treasury stock       --         --         --           --        2,153       (18,839)          --         (18,839)
                                -------   --------   --------   ----------     ------   -----------    -----------    ----------

Balance, December 31, 1994      243,324    243,324      3,697    5,046,455     92,750    (1,000,035)    (1,020,072)    3,273,369

  Net loss                         --         --         --       (895,488)      --            --             --        (895,488)
  ESOP Expense                     --         --         --           --         --            --          169,992       169,992
  Translation adjustments          --         --         --          7,895       --            --             --           7,895
  Redeemable common stock       (11,036)   (11,036)      --           --         --            --             --         (11,036)
  Purchase of treasury stock       --         --         --           --        5,531       (48,396)          --         (48,396)
                                -------   --------   --------   ----------     ------   -----------    -----------    ----------

Balance, December 31, 1995      232,288    232,288      3,697    4,158,862     98,281    (1,048,431)      (850,080)    2,496,336

  Net loss                         --         --         --       (177,373)      --            --             --        (177,373)
  ESOP Expense                     --         --         --           --         --            --          169,992       169,992
  Redeemable common stock        (4,729)    (4,729)      --           --         --            --             --          (4,729)
  Translation adjustments          --         --         --           (618)      --            --             --            (618)
                                -------   --------   --------   ----------     ------   -----------    -----------    ----------

Balance, December 31, 1996      227,559   $227,559   $  3,697   $3,980,871     98,281   $(1,048,431)   $  (680,088)   $2,483,608
                                =======   ========   ========   ==========     ======   ===========    ===========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        M. H. RHODES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   1996            1995            1994
                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $  (177,373)    $  (895,488)    $    79,351
                                                -----------     -----------     -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
        Depreciation and amortization               137,057         178,190         214,887
        ESOP expense                                169,992         169,992         169,992
        Loss on sale of assets                          559              --              --
        Translation adjustments                        (618)          7,895         (20,060)
        Change in assets and liabilities:
          Accounts receivable                       160,809         296,793          (7,079)
          Inventories                               310,845       1,241,561        (423,193)
          Accounts payable, accrued expenses
            and other, net                           (3,475)       (628,369)        (11,020)
                                                -----------     -----------     -----------


              Net cash provided by
                operating activities                597,796         370,574           2,878

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (50,459)        (16,334)       (100,959)
   Proceeds from sale of property and
     equipment                                        3,377              --              --
                                                -----------     -----------     -----------

              Net cash used in investing
                activities                          (47,082)        (16,334)       (100,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings             7,698,882       7,973,328       9,435,839
  Proceeds from State of Connecticut
    Financial Assistance Package                         --              --         400,000
  Repayment of debt                              (8,144,348)     (8,252,831)     (9,727,052)
  Purchase of treasury stock                             --         (48,396)        (18,839)
                                                -----------     -----------     -----------

              Net cash provided by
                (used in) financing
                  activities                       (445,466)       (327,899)         89,948
                                                -----------     -----------     -----------

Net Increase(decrease) in cash                      105,248          26,341          (8,133)

CASH AND CASH EQUIVALENTS, beginning of year         32,502           6,161          14,294
                                                -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, end of year          $   137,750     $    32,502     $     6,161
                                                -----------     -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                              18
                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - GENERAL:

     The Company manufactures timing devices and photoelectric lighting controls primarily for sale to distributors and original equipment manufacturers. These products are sold primarily in domestic and certain foreign markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of M.H. Rhodes, Inc. (the Company) and its 96% owned subsidiary, M.H. Rhodes (Canada) Limited. All significant intercompany balances and transactions have been eliminated. As of September 30, 1996 operations ceased at M. H. Rhodes (Canada) Limited and the Board of Directors voted for its dissolution. The Company purchased the minority stockholders interest and all assets, excluding fixed assets which were sold to outside parties, were transferred to the Company.

     Foreign currency translation - The financial statements of M.H. Rhodes
      (Canada) Limited have been translated from Canadian to U.S. currency at the applicable exchange rates. The resulting translation adjustments are recorded directly in a separate component of stockholders' equity.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting.

     Property, plant and equipment - Depreciation is provided using straight-line and accelerated methods over estimated useful lives which range from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment.

     Other assets - Other assets include transaction costs related to the Photocontrols acquisition and loan origination. The acquisition costs are being amortized on a straight-line basis over a ten-year period and the loan origination costs over eighteen months. The loan origination costs were fully amortized at December 31, 1995.

     Revenue Recognition - Revenues from sales of timing devices and photoelectric lighting controls is generally recognized upon delivery to the customer.

     Per share data - Net income(loss) per share is based on the weighted average number of shares outstanding during each year. The change in shares outstanding in 1995 and 1994 was due to the acquisition of treasury stock from terminated and/or retired employees who participated in the Employee Stock Ownership Plan (see Note 8).

                                                                              19
                        M.H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

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

     Concentration of Credit Risk - The Company maintains their cash and cash equivalents in high credit quality financial institutions. The balances, at times, may be in excess of federally insured limits.

     Fair Values of Financial Instruments - The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Values of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts receivable, and current liabilities approximate fair value.

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

NOTE 3 - INVENTORIES:

      Inventories consist of the following at December 31:

                                                    1996          1995
                                                 ----------    ----------
         Raw materials and component parts       $1,576,083    $1,404,565
         Work-in-process                            843,654     1,418,297
         Finished goods                             419,680       327,400
                                                 ----------    ----------
                                                 $2,839,417    $3,150,262
                                                 ----------    ----------

NOTE 4 - NET PROPERTY, PLANT AND EQUIPMENT:

     Property, Plant and Equipment consists of the following at December 31:

                                                    1996           1995
                                                 ----------     ----------
     Buildings and improvements                  $1,270,698     $1,270,698
     Machinery and equipment                      2,529,388      2,518,231
     Land                                            65,000         65,000
     Construction in progress                         8,250             --
                                                 ----------     ----------
                                                  3,873,336      3,853,929
     Less: Accumulated depreciation               3,114,294      3,009,622
                                                 ----------     ----------
                                                 $  759,042        844,307
                                                 ----------     ----------

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 5 - INCOME TAXES:


    The components of the provision (benefit) for income taxes at December 31 are as follows:

                                      1996             1995             1994
                                    ---------        ---------        ---------
Current:
 Federal                            $      --        $      --        $  77,406
 State                                  7,106           10,642           31,495
 Foreign                                   --               --            1,710
                                    ---------        ---------        ---------
      Total current                 $   7,106           10,642          110,611
                                    ---------        ---------        ---------
Deferred:
 Federal                            $ (14,558)              --        $ (56,315)
 State                                     --               --          (39,996)
 Foreign                                   --               --          (21,091)
                                    ---------        ---------        ---------
      Total deferred                  (14,558)              --         (117,402)
                                    ---------        ---------        ---------
                                    $  (7,452)       $  10,462        $  (6,791)
                                    ---------        ---------        ---------

    An analysis of the provision (benefit) for income taxes at December 31 is as follows:

                                          1996    1995    1994
                                          ----    ----    ----
    Federal provision at statutory
      rate                                  --%     --%    34%
    Net operating loss limitation           --      --     (5)
    State tax benefit                       --      --    (12)
    Benefit for Canadian loss               --      --    (26)
                                          ----    ----    ----
                                            --%     --%   (9)%
                                          ----    ----    ----


     The Company has approximately $1,830,000 of net operating loss carryforwards available to reduce taxable income for Federal income tax reporting purposes which expire between 2003 and 2015. For State income tax purposes, the Company's net operating loss carryforwards are approximately $1,025,000, which expire between 1997 and 2001.

                       M. H. RHODES, INC. AND SUBSIDIARY                      21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 5 - INCOME TAXES (continued):

    Deferred tax assets and liabilities at December 31 resulted from the following:

                                             1996         1995
                                           --------     --------
    Deferred tax assets:
     Receivables                           $  8,818     $  6,788
     Inventory                               43,957      142,125
     Federal tax loss carryforwards         457,891      372,504
     State tax loss carryforwards           110,561       85,315
     Foreign tax loss carryforwards              --       18,000
     Other                                       --        5,020
                                           --------     --------
                                            621,227      629,752
     Less: Valuation allowance             (280,353)    (247,482)
                                           --------     --------
          Total deferred tax assets         340,874      382,270

     Deferred tax liabilities:
      Deferred Compensation                 261,409      285,813
      Property, plant and equipment          43,415       47,150
      Investment in subsidiary               35,418       62,251
      Debt issue costs                          632        1,614
                                           --------     --------
          Total deferred tax liabilities    340,874      396,828
                                           --------     --------
          Net deferred tax liabilities     $     --     $(14,558)
                                           --------     --------

The Company paid approximately, $8,200, $10,900 and $13,100 for income taxes for 1996, 1995 and 1994 respectively.


NOTE 6 - NOTES PAYABLE:

     At December 31, 1996 and 1995, the Company had a note payable of $393,755 and $598,979 respectively, under an accounts receivable asset backed revolver not to exceed the lesser of $650,000 or 75% of acceptable accounts receivable and $1,000,000 or 80% of acceptable accounts receivable, respectively. Interest is paid monthly at the prime rate (8.25% and 8.5% at December 31, 1996 and 1995, respectively), plus 1 1/2% and principal is due upon the collection of accounts receivable backing the outstanding advances. The revolving loan expires February 28, 1997. The note is guaranteed by M.H. Rhodes (Canada) Limited, and collateralized by a life insurance policy on a key officer of the Company, and by all other assets of the Company. The Company is charged interest at a minimum base borrowing of $400,000 even if outstanding borrowings fall below that threshold.

                                                                              22
                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 7 - LONG-TERM DEBT:


    Long-term debt consists of the following at December 31:

                                               1996         1995
                                            ----------   ----------
    Mortgage note payable to bank due in
    monthly principal installments of
    $14,166, plus interest at 82-1/2%
    of the bank's prime rate through
    December, 2000 (see Note 8)             $  680,088   $  850,080

    Term note payable to State of
    Connecticut with interest at 6.5%
    due in monthly principal and
    interest installments of
    $5,323 commencing in February,
    1995 through January, 2001.                242,825      289,821

    Obligations under stock repurchase
    agreements with certain former
    employees due in annual installments
    plus interest at approximately 8%
    (see Note 8)                                59,797       83,051
                                            ----------   ----------
                                               982,710    1,222,952
    Less - Current portion                     256,173      947,331
                                            ----------   ----------
                                            $  726,537   $  275,621
                                            ----------   ----------

    Aggregate principal payments of long-term debt for the next five years are as follows:

         Year ending December 31:

         1997                            $  256,173
         1998                               241,358
         1999                               236,833
         2000                               231,212
         2001                                17,134
                                         ----------
                                         $  982,710
                                         ----------

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 7 - LONG-TERM DEBT (continued):


     The mortgage note payable contains various financial covenants primarily related to the current ratio, net worth, liabilities to net worth, current maturity of long-term debt ratio and restrictions on payment of dividends. As of and for the year ended at December 31, 1996 and 1995 the Company was not in compliance with the stipulated net worth and current maturity of long-term debt covenants. On February 4, 1997, the lender waived the provisions of the net worth and current maturity of long-term debt covenants as of and for the year ended December 31, 1996.

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

     The Company paid approximately $135,661, $173,388 and $138,200 for interest in 1996, 1995 and 1994, respectively.


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

     At the time of the purchase, the Company recorded unallocated ESOP shares of $2,550,000 for current and future ESOP contributions as a deduction from stockholders' equity. Contributions to the ESOP are based upon the terms of the bank debt, resulting in ESOP expense of $169,992 per year. Interest expense for the related note payable was $65,495, $69,781 and $65,155 in 1996, 1995 and 1994, respectively.

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN (continued):

     The ESOP allows salaried employees to earn shares of the Company's stock while they are employed by the Company. Upon the cessation of their employment, former employees can require the Company to purchase their vested shares at an appraised value ($7.50 per share at December 31, 1995) payable over a five-year period. The amount owed to such former employees for their shares is included in long-term debt in the accompanying balance sheet (see Note 7).

     Shares of the plan are released for allocation to participants as compensation based on annual principal payments of $169,992 made on the ESOP debt. At December 31, 1996, 79,574 shares are allocated, 5,245 shares are committed to be released and 18,105 shares are held in suspense. The value of unearned ESOP shares at December 31, 1996 is estimated to be $135,790.

NOTE 9 - REDEEMABLE COMMON STOCK:

     In connection with the ESOP, 73,321 and 68,592 shares of common stock have been classified as redeemable at December 31, 1996 and 1995, respectively. These shares represent the vested portion of all common stock held by employees with the right to put those shares to the Company upon cessation of their employment (see Note 8).

NOTE 10 - CONTINGENCIES:

     The Company is subject to legal proceedings, claims and liabilities, including environmental matters, which are incidental to its business. It is management's opinion that the disposition of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 11 - PENSION PLAN:

     Under the terms of an agreement with the International Association of Machinists, the Company contributes specified amounts to union-administered pension funds. Contributions were $45,189, $28,397 and $37,244 in 1996, 1995 and 1994, respectively. Since this plan is a multiemployer plan, actuarial present values of accumulated plan benefits and other information for a particular employer are not available.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to Directors is incorporated by reference in the Company's Proxy Statement for the Annual Shareholders meeting to be held in May, 1997, pursuant to General Instruction G to Form 10-K. Information concerning Executive Officers is included at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference in the Company's Proxy Statement for the Annual Shareholders meeting to be held in May, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information required by this Item is incorporated by reference in the Company's Proxy Statement for the Annual Shareholders meeting to be held in May, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                      III-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. The following documents are filed as a part of this report:

  1. Financial Statements                                          Page No.
     --------------------                                          --------

     The following Consolidated Financial Statements of M.H.
          Rhodes, Inc. and Subsidiaries are included in Item 8:      II-6

     Opinion of Independent Public Accountants.                      II-7-8

     Consolidated Balance Sheets - December 31, 1996 and 1995.       II-9

     Consolidated Statements of Operations -
          Years ended December 31, 1996, 1995 and 1994.              II-10

     Consolidated Statements of Stockholders' Equity -
          Years ended December 31, 1996, 1995 and 1994.              II-11

     Consolidated Statements of Cash Flows -
          Years ended December 31, 1996, 1995 and 1994.              II-12

     Notes to Consolidated Financial Statements.                     II-13-19


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

                                    M. H. RHODES, INC.

                                    By: /s/ Joseph L. Morelli
                                        ----------------------------
                                        Joseph L. Morelli, President
                                        and Chief Executive Officer
                                        March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

                                    By: /s/ Joseph L. Morelli
                                        ----------------------------
                                        Joseph L. Morelli, President
                                        and Chief Executive Officer
                                        March 25, 1997


                                    By: /s/ Allan D. Springer
                                        ---------------------------------
                                        Allan D. Springer, Vice President
                                        Finance and Chief Financial
                                        Officer/Principal Accounting
                                        Officer
                                        March 25, 1997


                                    By: /s/ Edward J. Doyle
                                        -------------------------
                                        Edward J. Doyle, Director
                                        March 25, 1997


                                    By: /s/ Anthony J. Campanelli
                                        -------------------------------
                                        Anthony J. Campanelli, Director
                                        March 25, 1997


                                    By:
                                        -------------------------
                                        Harold T. LeMay, Director
                                        March   , 1997

                                  EXHIBIT INDEX


                                                    Sequential Numbering
                                                    System, Page number or
Exhibit Number                                      Cross Reference Information
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