Form 10-Q
period 1997-03-31
RHODES M H INC
filed 1997-04-29
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  March 31, 1997

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to_________.

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

                                                    Yes X  No

There were, as of March 31, 1997, 202,599 shares of Common Stock outstanding.


                                     1 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31          MARCH 31
                                                                 -----------        -----------
                                     ASSETS
                                                                     1996               1997
                                                                 -----------        -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                      $   137,750        $    21,007
  Accounts Receivable, net of allow-
    ance for doubtful accounts                                     1,091,401          1,159,875
  Inventories                                                      2,839,417          2,982,095
  Prepaid Expenses and Other                                          38,716             38,205
                                                                 -----------        -----------
        TOTAL CURRENT ASSETS                                       4,107,284          4,201,182
                                                                 -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                                       1,270,698          1,270,698
  Machinery and Equipment                                          2,529,388          2,500,748
  Land                                                                65,000             65,000
  Construction in Progress                                             8,250              8,250
                                                                 -----------        -----------
    Sub-total                                                      3,873,336          3,844,696
    Less:Accumulated Depreciation                                 (3,114,294)        (3,109,757)
                                                                 -----------        -----------
NET PROPERTY, PLANT AND EQUIPMENT                                    759,042            734,939
                                                                 -----------        -----------
OTHER ASSETS                                                          20,206             18,994
                                                                 -----------        -----------
       TOTAL ASSETS                                              $ 4,886,532        $ 4,955,115
                                                                 -----------        -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                                                  $   393,755        $   403,821
  Current Portion of Long Term Debt                                  256,173            256,173
  Accounts Payable                                                   531,843            550,995
  Other Accrued Expenses                                             321,295            321,299
                                                                 -----------        -----------
       TOTAL CURRENT LIABILITIES                                   1,503,066          1,532,288
                                                                 -----------        -----------
LONG-TERM DEBT, LESS CURRENT PORTION                                 726,537            671,792
                                                                 -----------        -----------
OTHER NON-CURRENT LIABILITIES                                        100,000            100,000
                                                                 -----------        -----------
COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock, $1.00 par value                              73,321             73,321
  73,321 shares outstanding

STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value, 400,000
    shares authorized, 300,880 issued and
    129,278 shares outstanding                                       227,559            227,559
  Paid in Capital                                                      3,697              3,697
  Retained Earnings                                                3,980,871          4,032,479
                                                                 -----------        -----------
                                                                   4,212,127          4,263,735
    Less:Treasury Stock, at cost 98,281
         shares in 1997 and 1996                                  (1,048,431)        (1,048,431)
         Unallocated ESOP shares                                    (680,088)          (637,590)
                                                                 -----------        -----------
                                                                 $ 2,483,608        $ 2,577,714
                                                                 -----------        -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                           $ 4,886,532        $ 4,955,115
                                                                 -----------        -----------


                                     2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                      THREE MONTH PERIOD
                                               --------------------------------
                                                        ENDED MARCH 31
                                               --------------------------------
                                                   1996                 1997
                                               -----------          -----------
NET SALES                                      $ 1,989,130          $ 1,983,341

COST OF GOODS SOLD                               1,670,669            1,519,093
                                               -----------          -----------
   GROSS PROFIT                                    318,461              464,248

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          416,362              387,435
                                               -----------          -----------
    OPERATING INCOME (LOSS)                        (97,901)              76,813

OTHER INCOME(EXPENSE):
  INTEREST EXPENSE                                 (33,021)             (23,703)
  OTHER INCOME (EXPENSE), NET                       (8,229)               1,498
                                               -----------          -----------
  INCOME (LOSS) BEFORE
    INCOME TAXES                                  (139,151)              54,608

PROVISION (BENEFIT)
 FOR INCOME TAXES                                  (16,452)               3,000
                                               -----------          -----------
  NET INCOME (LOSS)                               (122,699)              51,608

TRANSLATION ADJUSTMENTS                                556                   --

BEGINNING RETAINED EARNINGS                      4,158,862            3,980,871
                                               -----------          -----------
ENDING RETAINED EARNINGS                         4,036,719            4,032,479
                                               -----------          -----------
AVERAGE SHARES OUTSTANDING                         202,599              202,599

EARNINGS (LOSS) PER SHARE                      $      (.61)         $       .25

CASH DIVIDENDS PER SHARE                       $        --          $        --


                                     3 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTH PERIOD
                                                     ---------------------------
                                                            ENDED MARCH 31
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                    1996            1997
                                                     -----------     -----------
  Net Income(Loss)                                   $  (122,699)    $    51,608
                                                     -----------     -----------
  Adjustments to reconcile net income(loss)
    to net cash provided by operating
      activities:
        Gain on sale of fixed assets                      (1,000)            -0-
        Depreciation                                      45,042          29,784
        ESOP expense                                      42,498          42,498
        Translation adjustments                              556             -0-
        Amortization of other assets                       7,891           1,211
        Change in assets and liabilities:
        (Increase)decrease in accounts receivable         89,923         (68,474)
        (Increase)decrease in inventories                299,984        (142,678)
        (Increase)decrease in prepaid expenses
          and other                                      (32,436)            510
        Increase(decrease) in accounts payable          (102,852)         19,152
        Increase(decrease) in accrued expenses           (43,927)              4
        Decrease in other noncurrent
          liabilities                                    (15,188)            -0-
                                                     -----------     -----------
              Total adjustments                          290,491        (117,993)
                                                     -----------     -----------
              Net cash provided by (used in)
                operating activities                     167,792         (66,385)
                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (13,585)         (5,685)
  Proceeds from sale of plant, property and
    equipment                                              1,000             -0-
                                                     -----------     -----------
      Net cash used in investing activities              (12,585)         (5,685)
                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings                  1,813,744       1,789,184
  Repayments of debt                                  (1,972,682)     (1,833,857)
                                                     -----------     -----------
      Net cash used in financing activities             (158,938)        (44,673)
                                                     -----------     -----------
NET DECREASE IN CASH                                      (3,731)       (116,743)

CASH AND CASH EQUIVALENTS, beginning of period            32,502         137,750
                                                     -----------     -----------
CASH AND CASH EQUIVALENTS, end of quarter            $    28,771     $    21,007
                                                     -----------     -----------


                                     4 OF 8

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly: (A) The results of operations for the three month periods ended March 31, 1996 and March 31, 1997; (B) The financial position at March 31, 1997 and December 31, 1996; and (C) The cash flows for the three month periods ended March 31, 1996 and March 31, 1997.

2. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results for the entire year.

3. Inventories are valued at the lower of cost or market using the First-in, First-out method of accounting. Inventories consisted of the following:

                                            December 31,     March 31,
                                                1996           1997
                                            ------------    ----------
    Raw materials & component parts....      $1,576,083     $1,662,027
    Work-in-process....................         843,654        876,410
    Finished goods.....................         419,680        443,659
                                             ----------     ----------
                                             $2,839,417     $2,982,096
                                             ----------     ----------

4. The earnings (loss) per share is calculated by dividing net income by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5. The consolidated financial statements for the three month period ended March 31, 1996 include the accounts of M. H.Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited. On September 30, 1996, the Company ceased active business operation for the Canadian subsidiary and transferred its assets and liabilities to its parent company, M. H. Rhodes, Inc. The Company's Board of Directors dissolved the subsidiary on December 31, 1996.

6. The Company entered into a commercial $750,000 revolving line of credit with a financial institution in April, 1997. Proceeds from this new line were used to pay off the prior asset-backed line of credit of $404,000 outstanding on March 31, 1997. The new commercial revolving line of credit is for an initial fourteen month period and is on a demand basis.


                                     5 of 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the first quarter of 1997 decreased 26% compared to the first quarter of 1996. The principal reason for this was key original equipment manufacturer (OEM) customers that placed blanket orders in the first quarter of 1996 have not yet expired. These blanket orders are anticipated to be renewed in the subsequent quarters of 1997. The total backlog on March 31, 1997 was $3,321,000 compared to $3,302,000 on March 31, 1996, or a 1% increase.

Net sales for the first quarter of 1997 were $1,983,341, essentially the same as the first quarter of 1996.

Cost of goods sold as a percentage of net sales decreased to 76.6% for the first quarter of 1997 as compared to 84% for the same quarter of 1996. The principal reasons for this were: (1) price increases for the OEM and distributor products;
(2) the elimination of non-profitable items; and (3) a higher margin mix of products.

Selling, general and administrative expenses as a percentage of net sales were 19.5% for the first quarter of 1997 as compared to 20.9% for the same quarter in 1996. The principal reasons for this were lower legal fees and reduced bank fees.

Interest expense for the first quarter 1997 decreased compared to the same quarter in 1996. The principal reason for this was lower principal balances on the revolving line of credit ($90,000 down) and long term debt principal balances ($231,000 down).

Other expenses for the first quarter 1997 decreased significantly due to non-recurring expenses in the first quarter of 1996. These 1996 non-recurring expenses were: (1) $17,000 inter-company charge from prior years involving the Canadian subsidiary; (2) $4,000 of intangible amortization assets written off; and (3) $3,000 bank service charges.

The provision for income tax increased in the first quarter 1997 as compared to the same quarter 1996. This was due to a non-recurring benefit for income tax for the first quarter 1996 as a favorable adjustment for prior years accrued taxes that did not materialize.

Financial Condition as of March 31, 1997

Working capital for the first quarter of 1997 increased $65,000 over the December 1996 level. This increase was the result of a higher level in inventories which resulted in a rise in current assets.


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





                                             M. H. RHODES, INC.


                                          By: /s/ Allan D. Springer
                                             -----------------------
                                             Allan D. Springer
                                             Its Vice President of
                                             Finance and Chief
                                             Financial Officer

                                             Dated:  April 25, 1997


                                     8 of 8