Form 10-Q
period 1997-06-30
RHODES M H INC
filed 1997-07-28
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended  June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to         .
                               --------    --------

                           Commission File No. 0-1412

                                M. H. Rhodes, Inc
             (Exact name of registrant as specified in its charter)

                Delaware                                         06-0509270

(State or other jurisdiction of                               (I.R.S. Employer
incorporation)                                               Identification No.)

99 Thompson Road, Avon, Connecticut                              06001
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

There were, as of June 30, 1997, 196,736 shares of Common Stock outstanding.




                                     1 OF 8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31          JUNE 30
                                                 -----------          -------
                                     ASSETS
                                                     1996               1997
                                                     ----               ----
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   137,750        $    53,714
  Accounts Receivable, net of allowance
    for doubtful accounts                          1,091,401          1,052,801
  Inventories                                      2,839,417          2,997,984
  Prepaid Expenses and Other                          38,716             70,351
                                                 -----------        -----------
        TOTAL CURRENT ASSETS                       4,107,284          4,174,850
                                                 -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                       1,270,698          1,270,698
  Machinery and Equipment                          2,529,388          2,508,971
  Land                                                65,000             65,000
  Construction in Progress                             8,250              8,250
                                                 -----------        -----------
    Sub-total                                      3,873,336          3,852,919
    Less: Accumulated Depreciation                (3,114,294)        (3,140,748)
                                                 -----------        -----------
NET PROPERTY, PLANT AND EQUIPMENT                    759,042            712,171
                                                 -----------        -----------
OTHER ASSETS                                          20,206             26,053
                                                 -----------        -----------
       TOTAL ASSETS                              $ 4,886,532        $ 4,913,074
                                                 -----------        -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                                  $   393,755        $   404,158
  Current Portion of Long Term Debt                  256,173            264,968
  Accounts Payable                                   531,843            432,573
  Other Accrued Expenses                             321,295            350,489
                                                 -----------        -----------
       TOTAL CURRENT LIABILITIES                   1,503,066          1,452,188
                                                 -----------        -----------

LONG-TERM DEBT, LESS CURRENT PORTION                 726,537            646,225
                                                 -----------        -----------

OTHER NON-CURRENT LIABILITIES                        100,000            100,000
                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock, $1.00 par value,
  73,321 shares outstanding in 1996 and
  67,458 shares outstanding in 1997                   73,321             67,458

SHAREHOLDERS' EQUITY:
  Common Stock, $1.00 par value, 400,000
    shares authorized, 300,880 issued and
    129,278 shares outstanding in 1996
    and 1997                                         227,559            233,422
  Paid in Capital                                      3,697              3,697
  Retained Earnings                                3,980,871          4,097,580
                                                 -----------        -----------
                                                   4,212,127          4,334,699
    Less: Treasury Stock, at cost 104,144
      shares in 1997 and 98,281 in 1996           (1,048,431)        (1,092,404)
      Unallocated ESOP shares, 18,105               (680,088)          (595,092)
                                                 -----------        -----------
                                                 $ 2,483,608        $ 2,647,203
                                                 -----------        -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           $ 4,886,532        $ 4,913,074
                                                 -----------        -----------

                                     2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                           THREE MONTH PERIOD                    SIX MONTH PERIOD
                                             ENDED JUNE 30                         ENDED JUNE 30
                                             -------------                         -------------
                                        1996               1997               1996               1997
                                        ----               ----               ----               ----
NET SALES                           $ 1,928,035        $ 2,055,743        $ 3,917,165        $ 4,039,084

COST OF GOODS SOLD                    1,594,714          1,579,992          3,265,383          3,099,085
                                    -----------        -----------        -----------        -----------

   GROSS PROFIT                         333,321            475,751            651,782            939,999

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               415,885            383,647            832,247            771,082
                                    -----------        -----------        -----------        -----------

    OPERATING INCOME (LOSS)             (82,564)            92,104           (180,465)           168,917

OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                      (34,786)           (25,023)           (67,807)           (48,726)
  OTHER INCOME (EXPENSE), NET               381              1,020             (7,848)             2,518
                                    -----------        -----------        -----------        -----------

  INCOME (LOSS) BEFORE
    INCOME TAXES                       (116,969)            68,101           (256,120)           122,709

PROVISION (BENEFIT)
  FOR INCOME TAXES                        3,000              3,000            (13,452)             6,000
                                    -----------        -----------        -----------        -----------

   NET INCOME (LOSS)                   (119,969)            65,101           (242,668)           116,709

TRANSLATION ADJUSTMENTS                    (572)                --                (16)                --

BEGINNING RETAINED EARNINGS           4,036,719          4,032,479          4,158,862          3,980,871
                                    -----------        -----------        -----------        -----------

ENDING RETAINED EARNINGS            $ 3,916,178        $ 4,097,580        $ 3,916,178        $ 4,097,580
                                    -----------        -----------        -----------        -----------

AVERAGE SHARES OUTSTANDING              202,599            196,736            202,599            196,736

EARNINGS (LOSS) PER SHARE           $      (.59)       $       .33        $     (1.20)       $       .59

CASH DIVIDENDS PER SHARE            $        --        $        --        $        --        $        --




                                     3 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            SIX MONTH PERIOD
                                                              ENDED JUNE 30
                                                              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                    1996               1997
                                                         ----               ----
  Net Income (Loss)                                  $  (242,668)       $   116,709
                                                     -----------        -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Gain on sale of fixed assets                        (1,000)              (225)
      Depreciation                                        71,464             59,256
      ESOP expense                                        84,996             84,996
      Translation adjustments                                (16)                --
      Amortization of other assets                         9,204              3,919
      Change in assets and liabilities:
      Decrease in accounts receivable                    280,495             38,600
      (Increase) decrease in inventories                 359,288           (158,567)
      Increase in prepaid expenses and other             (25,448)           (39,885)
      Decrease in accounts payable                       (34,671)           (99,270)
      Increase (decrease) in accrued expenses           (151,531)            29,194
      Decrease in other noncurrent
        liabilities                                      (15,649)                --
                                                     -----------        -----------

            Total adjustments                            577,132            (81,982)
                                                     -----------        -----------

            Net cash provided by (used in)
              operating activities                       334,464             34,727
                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (19,546)           (13,908)
  Proceeds from sale of plant, property and
    equipment                                              1,000                225
                                                     -----------        -----------

      Net cash used in investing activities              (18,546)           (13,683)
                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings                  3,822,771          2,193,342
  Repayments of debt                                  (4,051,011)        (2,298,423)
                                                     -----------        -----------

    Net cash used in financing activities               (288,240)          (105,081)
                                                     -----------        -----------

NET INCREASE (DECREASE) IN CASH                           87,678            (84,037)

CASH AND CASH EQUIVALENTS, beginning of period            32,502            137,750
                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, end of period             $   120,180        $    53,713
                                                     -----------        -----------




                                     4 OF 8

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly: (A) The results of operations for the three and six month periods ended June 30, 1996 and June 30, 1997; (B) The financial position at June 30, 1997 and December 31, 1996; and (C) The cash flows for the six month periods ended June 30, 1996 and June 30, 1997.

2. The results for the six month period ended June 30, 1997 are not necessarily indicative of the results for the entire year.

3. Inventories are valued at the lower of cost or market using the First-in, First-out method of accounting. Inventories consisted of the following:


                                                  December 31,         June 30,
                                                      1996               1997
                                                      ----               ----
    Raw materials & component parts ......         $1,576,083         $1,552,346
    Work-in-process ......................            843,654            854,511
    Finished goods .......................            419,680            591,127
                                                   ----------         ----------

                                                   $2,839,417         $2,997,984
                                                   ----------         ----------


4. The earnings (loss) per share is calculated by dividing net income (loss) by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5. The consolidated financial statements for the six month period ended June 30, 1996 include the accounts of M. H. Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited. On September 30, 1996, the Company ceased active business operation for the Canadian subsidiary and transferred its assets and liabilities to its parent company, M. H. Rhodes, Inc. The Company's Board of Directors dissolved the subsidiary on December 31, 1996.

6. The Company entered into a commercial $750,000 revolving line of credit with a financial institution in April, 1997. Proceeds from this new line were used to pay off the prior asset-based line of credit of $404,000 outstanding on March 31, 1997. The new commercial revolving line of credit is for an initial fourteen month period and is on a demand basis at a floating rate per annum equal to the prime rate plus two percent (2.0%).




                                     5 of 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the second quarter of 1997 increased 38% compared to the second quarter of 1996. The principal reason for this was an increase in the recording of export business relating both to the Timer & Switch and Photocontrol lines. The total backlog on June 30, 1997 was $3,810,000, compared to $3,189,000 on June 30, 1996 or a 19% increase. The reason for this increase was the new export business mentioned above which the majority of these orders will be shipped in 1997.

Net sales for the second quarter of 1997 were $2,055,743, an increase of 7% compared to the second quarter of 1996. The principal reason for this increase was the development of a new product that began shipping at the end of 1996 in the Timer & Switch line for a selected customer in the Original Equipment Manufacturers (OEM) segment.

Cost of goods sold as a percentage of net sales favorably decreased to 77% for the second quarter of 1997 as compared to 83% for the same quarter of 1996. The principal reasons for this were: (1) Price increases for the OEM and Distributor products; (2) No unfavorable inventory charges were recorded as in the second quarter of 1996; and (3) The elimination of non-profitable products.

Selling, general and administrative expenses as a percentage of net sales were 19% for the second quarter of 1997 as compared to 22% for the same quarter in 1996. The principal reasons for this were: (1) Elimination of Canadian expenses as a result of the Company ceasing active business operations for the Canadian subsidiary; and (2) Lower insurance costs.

Interest expense for the second quarter of 1997 decreased compared to the same quarter in 1996. The main reasons for this were lower principal balances on the revolving line of credit $96,000 down and long term debt principal balances $219,000 down.

The Net Income for the second quarter 1997 was $65,000 compared to a Net Loss of $120,000 for the second quarter of 1996. The principal reasons for this were:
(1) Higher sales volume; (2) Elimination of unfavorable inventory adjustments; and (3) The shutdown of the Canadian subsidiary.

Financial Condition as of June 30, 1997

Working capital for the second quarter of 1997 increased $127,000 over the December 1996 level. This was caused by a rise in inventories which resulted in an increase in Accounts Payable. Cash was then utilized to reduce the Accounts Payable.




                                     6 of 8

                           PART II. OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders

         a. The Annual Meeting of Shareholders was held at the office of the Company on June 19, 1997 at 10:00 am.

         b. At the Annual Meeting of Shareholders, the following directors were elected to serve until the next meeting: A. J. Campanelli, E. J. Doyle, J. T. Mayerhofer, J. L. Morelli, and J. W. Pogmore.

             The votes cast at the Annual Meeting of Shareholders for the election of Directors were as follows:

                    Director                      For           Against
                    --------                      ---           -------
                A. J. Campanelli                96,054           36,475
                E. J. Doyle                     96,284           36,245
                J. T. Mayerhofer                98,565           33,964
                J. L. Morelli                   98,614           33,915
                J. W. Pogmore                   97,114           35,415

         c. At the Annual Meeting of Shareholders, by a vote of 130,975 for, 61 against, with 1,493 abstaining, the public accounting firm of Riggs & Associates, LLP was selected as the Company's independent auditors.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - 27

         b.  Reports on Form 8-K

             None




                                     7 of 8

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             M. H. RHODES, INC.


                                          By: /s/ Allan D. Springer
                                             ----------------------------------
                                                  Allan D. Springer
                                                  Its Vice President of Finance
                                                  and Chief Financial Officer

                                                  Dated:  July 25, 1997




                                     8 of 8