Form 10-Q
period 1997-09-30
RHODES M H INC
filed 1997-10-10
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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

                                                    Yes X  No _

There were, as of September 30, 1997, 196,736 shares of Common Stock outstanding.



                                     1 OF 8

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
M. H. RHODES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31        SEPTEMBER 30
                                                               -----------        ------------
                               ASSETS
                                                                     1996                1997
                                                                     ----                ----
CURRENT ASSETS:
  Cash and Cash Equivalents                                   $   137,750         $    46,492
  Accounts Receivable, net of allow-
    ance for doubtful accounts                                  1,091,401           1,037,541
  Inventories                                                   2,839,417           3,086,710
  Prepaid Expenses and Other                                       38,716             149,748
                                                               -----------        ------------
        TOTAL CURRENT ASSETS                                    4,107,284           4,320,491
                                                               -----------        ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                                    1,270,698           1,270,698
  Machinery and Equipment                                       2,529,388           2,528,462
  Land                                                             65,000              65,000
  Construction in Progress                                          8,250               8,250
                                                               -----------        ------------
    Sub-total                                                   3,873,336           3,872,410
    Less: Accumulated Depreciation                             (3,114,294)         (3,173,168)
                                                               -----------        ------------
NET PROPERTY, PLANT AND EQUIPMENT                                 759,042             699,242
                                                               -----------        ------------
OTHER ASSETS                                                       20,206              22,474
                                                               -----------        ------------
       TOTAL ASSETS                                           $ 4,886,532         $ 5,042,207
                                                               -----------        ------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                                               $   393,755         $   445,842
  Current Portion of Long Term Debt                               256,173             264,968
  Accounts Payable                                                531,843             478,963
  Other Accrued Expenses                                          321,295             347,976
                                                               -----------        ------------
       TOTAL CURRENT LIABILITIES                                1,503,066           1,537,749
                                                               -----------        ------------

LONG-TERM DEBT, LESS CURRENT PORTION                              726,537             579,465
                                                               -----------        ------------
OTHER NON-CURRENT LIABILITIES                                     100,000             100,000
                                                               -----------        ------------

COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock, $1.00 par value,
  73,321 shares outstanding in 1996 and
  67,458 shares outstanding in 1997                                73,321              67,458

SHAREHOLDERS' EQUITY:
  Common Stock, $1.00 par value, 400,000
    shares authorized, 300,880 issued and
    129,278 shares outstanding in 1996
    and 1997                                                      227,559             233,422
  Paid in Capital                                                   3,697               3,697
  Retained Earnings                                             3,980,871           4,165,414
                                                               -----------        ------------
                                                                4,212,127           4,402,533
    Less:Treasury Stock, at cost 104,144
      shares in 1997 and 98,281 in 1996                        (1,048,431)         (1,092,404)
      Unallocated ESOP shares, 23,351
      shares in 1996 and 18,105 in 1977                          (680,088)           (552,594)
                                                               -----------        ------------
                                                              $ 2,483,608         $ 2,757,535
                                                               -----------        ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                        $ 4,886,532         $ 5,042,207
                                                               -----------        ------------

                                     2 OF 8

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                              THREE MONTH PERIOD        NINE MONTH PERIOD
                                 SEPTEMBER 30              SEPTEMBER 30
                                 ------------              ------------

NET SALES                   $2,005,295  $1,978,765   $5,922,460  $6,017,849

COST OF GOODS SOLD           1,552,994   1,483,572    4,818,377   4,582,657
                            ----------  ----------   ----------  ----------

   GROSS PROFIT                452,301     495,193    1,104,083   1,435,192

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES      394,506     401,146    1,226,753   1,172,228
                            ----------  ----------   ----------  ----------

    OPERATING INCOME (LOSS)     57,795      94,047     (122,670)    262,964

OTHER INCOME (EXPENSE):
  INTEREST EXPENSE             (34,271)    (25,002)    (102,078)    (73,728)
  OTHER INCOME/(EXPENSE) NET      (677)      1,789       (8,525)      4,307
                            ----------  ----------   ----------  ----------

  INCOME (LOSS) BEFORE
    INCOME TAXES                22,847      70,834     (233,273)    193,543

PROVISION (BENEFIT)
  FOR INCOME TAXES               3,000       3,000      (10,452)      9,000
                            ----------  ----------   ----------  ----------

  NET INCOME (LOSS)             19,847      67,834     (222,821)    184,543

TRANSLATION ADJUSTMENTS            162        -             146        -

BEGINNING RETAINED EARNINGS  3,916,178   4,097,580    4,158,862   3,980,871
                            ----------  ----------   ----------  ----------

ENDING RETAINED EARNINGS    $3,936,187  $4,165,414   $3,936,187  $4,165,414
                            ----------  ----------   ----------  ----------

AVERAGE SHARES OUTSTANDING     202,599     196,736      202,599     196,736

EARNINGS (LOSS) PER SHARE      $  .10      $  .35       $(1.09)     $  .94

CASH DIVIDENDS PER SHARE       $   -       $   -        $   -       $   -

                                     3 OF 8

M. H. RHODES, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTH PERIOD
                                                            ENDED SEPTEMBER 30
                                                      -----------------------------
                                                          1996             1997
                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $  (222,821)      $   184,542
                                                      -----------       -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
        Gain on sale of fixed assets                       (1,000)             (950)
        Depreciation                                      108,668            91,681
        ESOP expense                                      127,494           127,494
        Translation adjustments                               146                --
        Amortization of other assets                       10,517             7,498
        Change in assets and liabilities:
          (Increase)decrease in accounts
            receivable                                   (103,692)           53,860
          (Increase)decrease in inventories               445,248          (247,293)
          Increase in prepaid expenses and other          (38,132)         (119,282)
          Increase(decrease) in accounts payable            6,449           (52,880)
          Increase(decrease) in accrued expenses         (110,815)           26,681
          Decrease in other noncurrent
            liabilities                                   (18,184)               --
                                                      -----------       -----------

              Total adjustments                           426,699          (113,191)
                                                      -----------       -----------

              Net cash provided by
                operating activities                      203,878            71,351
                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (36,084)          (33,400)
  Proceeds from sale of plant, property and
    equipment                                               1,000               950
                                                      -----------       -----------

      Net cash used in investing activities               (35,084)          (32,450)
                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings                   5,622,049         2,265,026
  Repayments of debt                                   (5,812,780)       (2,395,185)
                                                      -----------       -----------

    Net cash used in financing activities                (190,731)         (130,159)
                                                      -----------       -----------

NET DECREASE IN CASH                                      (21,937)          (91,258)

CASH AND CASH EQUIVALENTS, beginning of period             32,502           137,750
                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, end of period              $    10,565       $    46,492
                                                      -----------       -----------

                                     4 OF 8

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly (A) The results of operations for the three and nine month periods ended September 30, 1996 and September 30, 1997; (B) The financial position at September 30, 1997 and December 31, 1996; and (C) The cash flows for the nine month periods ended September 30, 1996 and September 30, 1997.

2. The results for the nine month period ended September 30, 1997 are not necessarily indicative of the results for the entire year.

3. Inventories are valued at the lower of cost or market using the First-in, First-out method of accounting. Inventories consisted of the following:

                                            December 31,   September 30,
                                                1996            1997
                                                ----            ----

    Raw materials & component parts....      $1,576,083     $1,442,845
    Work-in-process....................         843,654      1,140,193
    Finished goods.....................         419,680        503,672
                                             ----------     ----------

                                             $2,839,417     $3,086,710
                                             ----------     ----------

4.  The earnings (loss) per share is calculated by dividing the net income
    (loss) by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5. The consolidated financial statements for the nine month period ended September 30, 1996 include the accounts of M. H. Rhodes, Inc. and its 96% owned subsidiary, M. H. Rhodes (Canada) Limited. On September 30, 1996, the Company ceased active business operation for the Canadian subsidiary and transferred its assets and liabilities to its parent company, M. H. Rhodes, Inc. The Company's Board of Directors dissolved the subsidiary on December 31, 1996.

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



                                     5 of 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the third quarter of 1997 increased 11% compared to the third quarter of 1996. The principal reason for this was an increase in government related business in the Timer & Switch lines. The total backlog on September 30, 1997 was $4,188,000 compared to $3,320,000 on September 30, 1996 or a 26%
increase. The two contributing factors that caused this increase were: (1) An increase in new export business which was recorded at the end of the second quarter 1997; and (2) government orders as stated above. Most of these orders will be shipped in 1997.

Net sales for the third quarter of 1997 were $1,978,765, a decrease of 1% compared to the third quarter of 1996. Slightly lower sales across all principal areas of Timer & Switch contributed.

Cost of goods sold as a percentage of net sales favorably decreased to 75.0% for the third quarter of 1997 as compared to 77.4% for the same quarter of 1996. The principal reasons were: (1) Price increases for the OEM and distributor products; (2) Higher margin products shipped during the third quarter of 1997 compared to the same quarter in 1996; and (3) Lower 1997 production labor costs than for the same period in 1996.

Selling, general and administrative expenses as a percentage of net sales were 20.3% for the third quarter of 1997 as compared to 19.7% for the same quarter of 1996. The principal reason for this increase was additional efforts incurred in the third quarter of 1997 for marketing research and new product design.

Interest expense for the third quarter of 1997 decreased compared to the same quarter in 1996. The principal reasons for this were: (1) A $142,000 lower principal balance on the revolving line of credit; and (2) A decrease of $206,000 for the long term debt principal balances.

The Net Income for the third quarter of 1997 was $68,000 compared to a Net Income of $20,000 for the same quarter in 1996. The principal reasons for this were: (1) The shutdown of the Canadian subsidiary in the third quarter of 1996, which incurred a net loss of $55,000; and (2) A lower cost of goods sold in 1997 as previously discussed above.

Financial Condition as of September 30, 1997

Working capital for the third quarter of 1997 increased $179,000 over the December 1996 level. The principal reason for this is the increase in inventory requirements. The higher level of inventories created increased accounts payables which were then reduced by using cash.



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



                                             M. H. RHODES, INC.


                                        By:  /s/ Allan D. Springer
                                             -----------------------------------
                                             Allan D. Springer
                                             Its Vice President of
                                             Finance and Chief
                                             Financial Officer

                                             Dated:  October 9, 1997



                                     8 of 8