Form 10-K
period 1997-12-31
RHODES M H INC
filed 1998-03-30
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(mark one)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

      Title of Each Class                 Name of Exchange on Which Registered
             NONE                                       NONE
Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock Par Value $1.00 Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $497,057 on March 16, 1998 based on the closing price of $4.88 per share reported by The National Quotation Bureau, Inc. An asked price of $8.25 was reported. The number of shares of the registrant's common stock, $1.00 par value, outstanding on March 16, 1998 was 196,736.

This report contains 64 pages in accordance with the sequential numbering system. The exhibit index is located on sequentially numbered page 32.

                                 PART I
ITEM 1. BUSINESS

GENERAL

     M. H. Rhodes, Inc. (the "Company") manufactures mechanical and electrical timers. The Company has been in business since 1930. The Company's Canadian subsidiary, M. H. Rhodes (Canada) Limited, which also manufactures timers had been in business since 1960. In 1990, the Company expanded its product lines by acquiring machinery, equipment and inventory of the Ripley Company, Inc. (Ripley) Photocontrol Division. On September 30, 1996 the Company ceased active business operation for the Canadian subsidiary and transferred its assets and liabilities to its parent company, M. H. Rhodes, Inc. The Company's Board of Directors voted for its dissolution which is currently in process.

PRODUCTS

     PHOTOCONTROLS: Rhodes' Photocontrol line is sold under the name of "Ripley Photocontrols", a product line we acquired several years ago from the Ripley Co. This line of products is sold primarily to U. S. utilities and is used to turn street and roadway lighting on at dusk and off at dawn. There are approximately twenty million in use in the U. S. A. and millions more in other countries. The
U. S. in 1997 has converted between 20% to 25% of this total to electronic photocontrols from the once dominant magnetic-type photocontrol. This allows utilities to have a photocontrol that will last the life of a street lamp, which is approximately 6 years. Ripley's sales are now 50% electronic, 35% magnetic, and 15% thermal, the latter of which is sold primarily into the international market.

  TIMERS: Rhodes' engineering has developed and introduced several new products into niche markets in 1997. One such device was to meet the government and commercial specifications for fire fighting equipment. Our specially designed timer signals the fire fighter while he is attempting to extinguish a fire. The timer shows how much air supply the fire fighter has left in his tanks in order that he can safely leave his position and recharge or change his air supply. This device is mounted on his or her fire fighting jackets along with the tanks. Another new application was the introduction of timing devices in explosion-proof boxes. These devices can be used in areas where switching is required in paint systems, oil rigs and grain refineries at a set time without having someone manually switching them off.

     Rhodes' OEM sales were up 3% over 1996 and still represent over 62% of Rhodes' timer sales. Rhodes timers are used in commercial cooking equipment such as convection ovens, fast food ovens, gas grills and steam ovens. Additional applications would be biomedical devices such as blood centrifuges, stimulators, orthopedic devices, etc. A third category would be bath and spa timers which would be another major OEM segment.

     Rhodes also introduced a new concept of automatic water faucet timers that meet the new specifications for handicapped applications. These were required to be in all public restrooms starting in 1997. These units are being sold through a Fortune 500 company who has the largest share of the U. S. faucet market and Rhodes supplies a base of over 1000 different customers.

SOURCE AND AVAILABILITY OF RAW MATERIALS

     The Company has never experienced a serious problem in obtaining raw material and component parts, as there are generally many suppliers available to meet the Company's requirements.

PATENTS AND TRADEMARKS

     The Company has held hundreds of patents over the past 68 years along with registered trademarks. These are maintained and reviewed as they come up for renewal. The Company retains a patent attorney who monitors all activities. The Company has seven (7) trademarks which are actively used: MARK TIME, RHODES, SUNSWITCH, LIGHT WATCHMAN and SPECTRUM INNOVATIONS. COMPETITOR AND SURVIVOR SERIES are the newest additions for the Photocontrol and new consumer lines.

BUSINESS CYCLE

     The Company business is not seasonal or cyclical.

CUSTOMERS

     The customer base consists of approximately 1,500 accounts. The loss of any one customer would not have a material adverse financial effect on the company.

GOVERNMENT BUSINESS

     The Company does business with various municipal governments and U.S Government agencies. No significant portion of this business is subject to renegotiation of profits or termination at the election of a governmental agency.

NET SALES BACKLOG

     The backlog at December 31, 1997 and 1996 was $3,174,000 and $3,435,000
respectively. The backlog includes orders which are deliverable over various periods and which may be changed or cancelled in the future. However, based on past experience, the effect of changes and cancellations is expected to be minimal. It is anticipated that the backlog at December 31, 1997 will be filled within the next 18 months.

COMPETITION

     Rhodes' OEM and electrical distributor competition comes from the Far East or the European sector. Consumer product competition is from China, Korea and Mexico.

     Rhodes, to compete in these areas, imports its own line of consumer products which ranges from kitchen type timers to a complete line of thermometers. We market through our own distributors under our Mark-Time product name. This line was introduced in the 4th quarter of 1997 and we are estimating an increase of 75% in consumer sales.

     As part of our consolidation of timer production in Avon, it was decided to close Rhodes Canadian assembly operation which had produced losses in 1995 and the first half of 1996. In doing so, the second half of 1996 became profitable and contributed to the 1997 profit picture.

PRODUCT DEVELOPMENT

     During 1997, Rhodes has been restructuring its production equipment, engineering departments and research to produce products that will take our Company into the year 2000 and beyond. We have invested in automatic wave soldering equipment, electronic circuit test equipment, electronic engineers, and in 1998 will make capital investments in automatic insertion equipment. Rhodes has in development new concepts for the OEM equipment manufacturing of electronic time switches that will control time, temperature, humidity, speeds and dual switching. All are operated through user-friendly input devices. All units will incorporate digital readouts with appropriate time ranges and signal devices.

EMPLOYEES

     As of December 31, 1997, the Company employed 123 persons, 100 are represented by the International Association of Machinists, with the balance being salaried employees. The Company considers its relationship with its employees to be satisfactory.


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

     Name                    Company Position, Principal Occupation
--------------               --------------------------------------

J. L. Morelli             was appointed President and Chairman of the
                          Board in April, 1989.  Previously, since
                          November, 1988, he was Acting General Manager,
                          and prior to this, Vice President of Operations
                          since January, 1987.  From 1985 to 1987, he was
                          Vice President of Operations with Rapid Power
                          Technologies, a manufacturer of power supplies.
                          Age 67.

H. B. Matles              has served as a Vice President of Marketing in
                          charge of the Company's consumer sales since
                          1973.  Age 61.

A. D. Springer            joined the Company in September, 1987 as
                          Controller was elected its Corporate
                          Controller/Treasurer in September, 1988 and
                          was elected its Vice President-Finance in May 1994.
                          Prior to joining the Company, he was with the
                          Arrow Hart Division of Cooper Industries for
                          15 years in various financial positions.  His
                          last position was Controller.  Age 58.

S. L. Vanasse             has served the Company as an administrative
                          employee since 1977. In September, 1988, she
                          was elected Secretary of the Company. She
                          had been elected Assistant Secretary in April,
                          1985. Age 42.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no generally recognized or established public trading market for the common stock of the company.

     The following chart reflects no payment of dividends over the past two years. The source of information for the 1997 range of bid prices and ask prices was presented by the National Quotation Bureau, LLC. For 1996, the range of bid prices was supplied by a brokerage firm that follows the stock of the company with no ask prices available. This information does not necessarily represent actual transactions and may not reflect retail markups, mark-downs, or commissions.

                                            PRICES
                                            ------
                                    BID                 ASK
                                    ---                 ---

                               High      Low       High       Low      Dividend
                               ----      ---       ----       ---      --------
1997
----
First Quarter ...........    $ 2 1/2   $ 2 1/4   $ 4 1/2    $ 4 1/2
Second Quarter...........      2 1/4     2         4 1/4      3 3/4       .00
Third Quarter ...........      4         2         7          3
Fourth Quarter...........      4 1/2     4         8 1/4      7

1996
----
First Quarter ...........    $ 6 1/4   $ 5 1/4
Second Quarter...........      6 1/4     5 1/4           Not              .00
Third Quarter ...........      5 1/4     4 3/4        Available
Fourth Quarter...........      3 3/4     3 1/2

     As reported by the National Quotation Bureau, LLC, the bid price for the Company stock was $4.88 and the ask price was $8.25 on March 16, 1998.

     On March 16, 1998, there were approximately 660 record holders of the Company's common stock. The number of record shareholders excludes individual participants in security position listings.

     Mellon Shareholders Services, L.L.C., 85 Challenger Rd., Overpeck Center, Ridgefield Park, N.J. 07660 is the Company's Stock Registrar and Transfer Agent. (1-800-288-9591)

     It had been the Company's policy prior to 1988 to pay an annual dividend of $.10 per share. Pursuant to a loan agreement between the Company and the Connecticut National Bank (K/N/A Fleet Bank) dated December 19, 1985, now the Wilshire Credit Corporation, the Company has covenanted that it will not declare or pay dividends exceeding in the aggregate 10% of its annual net earnings after taxes. Due to this agreement no dividend was declared for 1996 (payable in 1997) and for 1997 (payable in 1998). The Company may or may not declare future dividends depending on its earnings, financial conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

M. H. RHODES, INC. AND M. H. RHODES (CANADA) LIMITED CONSOLIDATED(1)

                            1997           1996            1995            1994          1993
                            ----           ----            ----            ----          ----

Net sales               $ 8,493,936    $ 8,011,086     $ 8,081,871     $ 9,815,715    $10,304,525

Net income(loss)            264,968       (177,373)       (895,488)         79,351        129,521

Basic earnings(loss)
  per share                    1.35           (.88)          (4.42)            .38            .62

Total assets              5,106,392      4,886,532       5,346,957       6,998,344      6,709,115

Long term
  obligations               615,629        826,537         275,621       1,160,610      1,039,688

Cash dividends paid
  per share                     .00            .00             .00             .00            .00

(1) M. H. Rhodes (Canada) Limited Financial Statements have been translated from Canadian to U.S. currency at applicable exchange rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1997 Compared to 1996

     Net Sales for 1997 increased 6% compared to 1996. The principal reasons for this were: (1) an increase in U. S. government sales; (2) new product growth in the original equipment manufacturing area; and (3) sales to customers in Canada increased in 1997 due to the phaseout of the Canadian subsidiary in 1996 which resulted in a decrease of shipments to the Canadian customers in the second half of 1996.

     Gross profit as a percentage of net sales was 22.3% in 1997 compared to 19.4% in 1996. The principal reasons for this were: (1) an improvement in margins due to the increase in government and new product sales; and (2) there were no non-cash accounting adjustments for prior years items capitalized into inventory. As inventory decreased in 1996 and 1995, these items previously capitalized in prior years were then charged to earnings.

     Selling, General and Administrative expenses as a percentage of Net Sales were 18.0% in 1997 compared to 20.0% in 1996 or $75,000 lower in 1997. The principal reason for this decline was the phaseout of the active business operations of the Canadian subsidiary at the end of 1996. As a result, the Canadian Selling, General and Admininstrative expenses were eliminated and none were incurred in 1997. Other contributing items were lower insurance expenses and banking fees in 1997 than in 1996.

     The decrease in interest expense was contributed by the following: (1) $199,000 reduction in long term debt which resulted in lower interest charges; and (2) $77,000 in lower average 1997 borrowings than 1996 for the revolving line of credit which resulted in lower interest expense.


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

     Selling, General and Administrative expenses as a percentage of Net Sales were 20.0% in 1996 compared to 19.5% in 1995. The principal reason for this was higher legal fees.

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

LIQUIDITY

     The Company has relied upon cash and working capital on hand to meet the liquidity needs. The Company also established a line of credit in 1997 with Webster Bank in the amount up to $750,000. The amount borrowed cannot exceed 80% of acceptable accounts receivables. As of December 31, 1997, $525,212 had been borrowed against this line.

     Working capital for 1997 increased $238,000 because working capital was generated by profitable operations and was retained for future needs.

CAPITAL RESOURCES

     Capital expenditures during 1997 were $68,000, principally composed of $40,000 in new production machinery and equipment, $13,000 in new tooling, and $13,000 in improvements in the HVAC systems. This 1997 capital expenditure total compares to 1996 capital expenditures of $50,000. During 1998, the Company anticipates capital expenditures of $184,000, which will be principally used for manufacturing cost reductions.

INFLATION

     The Company believes that inflation has not had a material effect on operations.

IMPACT OF THE YEAR 2000 ISSUE

     The "Year 2000 Issue" is the result of computer software being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is in the process of addressing the Year 2000 Issue, but has not yet completed its assessment. The Company plans to work with computer specialists to reprogram its current software. At the present time, no determination has been made as to whether the Company has material Year 2000 Issues, and no estimate has been made as to the costs to remediate such issues.

     The discussions set forth below and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions and growth in the timer industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted on pages II-7 thru II-19 of this report.

(RIGGS & ASSOCIATES LETTERHEAD)

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of M. H. Rhodes, Inc.:

We have audited the accompanying consolidated balance sheets of M. H. Rhodes, Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, non-redeemable common stock, retained earnings and other stockholders' equity and cash flows for each of the three the years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M. H. Rhodes, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years ended December 31, 1997 in conformity with generally accepted accounting principles.



                                   /s/  Riggs & Associates, LLP
                                   --------------------------------------
                                        Riggs & Associates, LLP


Hartford, Connecticut
February 23, 1998


One State Street
Hartford, CT 06103
Telephone (860) 549-8500
FAX (860) 549-8501

                        M.H. RHODES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS
                                                       1997             1996
                                                       ----             ----
CURRENT ASSETS:
  Cash and Cash Equivalents                        $    21,786      $   137,750
  Accounts Receivable, net of allowance
    for doubtful accounts of $15,079 in
    1997 and $26,670 in 1996                         1,312,189        1,091,401
  Inventories                                        2,999,584        2,839,417
  Prepaid Expenses and Other                            32,776           38,716
                                                   -----------      -----------

        TOTAL CURRENT ASSETS                         4,366,335        4,107,284

NET PROPERTY, PLANT AND EQUIPMENT                      721,328          759,042

OTHER ASSETS                                            18,729           20,206
                                                   -----------      -----------

       TOTAL ASSETS                                $ 5,106,392      $ 4,886,532
                                                   -----------      -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                                    $   525,212      $   393,755
  Current Portion of Long-term Debt                    267,720          256,173
  Accounts Payable                                     469,406          531,843
  Other Accrued Expenses                               261,688          321,295
                                                   -----------      -----------

       TOTAL CURRENT LIABILITIES                     1,524,026        1,503,066

LONG-TERM DEBT, less current portion                   515,629          726,537

OTHER NON-CURRENT LIABILITIES                          100,000          100,000

COMMITMENTS AND CONTINGENCIES                               --               --

Redeemable Common Stock                                625,256          549,907

STOCKHOLDERS EQUITY:
  Common Stock, $1.00 par value, 400,000
    shares authorized, 300,880 issued and
    121,585 and 129,278 shares outstanding
    in 1997 and 1996, respectively                     225,729          227,559
  Paid-in Capital                                        3,697            3,697
  Retained Earnings                                  3,695,734        3,504,285

    Less: Treasury Stock, at cost, 104,144
          and 98,281 shares in 1997 and
          1996, respectively                        (1,092,404)      (1,048,431)
          Unallocated ESOP shares                     (491,275)        (680,088)
                                                   -----------      -----------

                                                   $ 5,106,392      $ 4,886,532
                                                   -----------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                        M. H. RHODES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                         1997            1996           1995
                                         ----            ----           ----

NET SALES                            $ 8,493,936     $ 8,011,086     $ 8,081,871

COST OF SALES                          6,602,617       6,458,508       7,231,797
                                     -----------     -----------     -----------

   Gross profit                        1,891,319       1,552,578         850,074

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              1,526,354       1,600,849       1,577,616
                                     -----------     -----------     -----------

    Operating income (loss)              364,965         (48,271)       (727,542)

OTHER INCOME(EXPENSE):
  INTEREST EXPENSE                       (98,328)       (132,448)       (159,177)
  OTHER INCOME, (EXPENSE) net              7,331          (4,106)          1,873
                                     -----------     -----------     -----------
                                         (90,997)       (136,554)       (157,304)
                                     -----------     -----------     -----------

  Income (loss) before
    income taxes                         273,968        (184,825)       (884,846)

INCOME TAX EXPENSE (BENEFIT)               9,000          (7,452)         10,642
                                     -----------     -----------     -----------

  Net income (loss)                  $   264,968     $  (177,373)    $  (895,488)
                                     -----------     -----------     -----------

  Basic earnings (loss) per share    $      1.35     $      (.88)    $     (4.42)
                                     -----------     -----------     -----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     196,225         202,612         202,599
                                     -----------     -----------     -----------


The accompanying notes are an integral part of these consolidated financial statements.

                        M. H. RHODES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF NON-REDEEMABLE COMMON STOCK, RETAINED EARNINGS
                         AND OTHER STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 Common Stock                                 Treasury Stock
                                 ------------     Paid-in    Retained         --------------        Unallocated
                              Shares    Par Value Capital    Earnings      Shares       Cost        ESOP Shares
                              ------    --------- -------    --------      ------       ----        -----------
Balance, December 31, 1994    243,324   $243,324  $3,697    $4,672,341      92,750   $(1,000,035)   $(1,020,072)
  Net loss                         --         --      --      (895,488)         --            --             --
  ESOP Expense                     --         --      --            --          --            --        169,992
  Translation adjustments          --         --      --         7,895          --            --             --
  Redeemable common stock     (11,036)   (11,036)     --       (71,734)         --            --             --
  Purchase of treasury stock       --         --      --            --       5,531       (48,396)            --
                              -------   --------  ------    ----------     -------   -----------    -----------
Balance, December 31, 1995    232,288    232,288   3,697     3,713,014      98,281    (1,048,431)      (850,080)
  Net Loss                         --         --      --      (177,373)         --            --             --
  ESOP Expense                     --         --      --            --          --            --        169,992
  Redeemable common stock      (4,729)    (4,729)     --       (30,738)         --            --             --
  Translation adjustments          --         --      --          (618)         --            --             --
                              -------   --------  ------    ----------     -------   -----------    -----------
Balance, December 31, 1996    227,559    227,559   3,697     3,504,285      98,281    (1,048,431)      (680,088)
  Net income                       --         --      --       264,968          --            --             --
  ESOP Expense                     --         --      --            --          --            --        188,813
  Redeemable common stock      (1,830)    (1,830)     --       (73,519)         --            --             --
  Purchase of treasury stock       --         --      --            --       5,863       (43,973)            --
                              -------   --------  ------    ----------     -------   -----------    -----------
Balance, December 31, 1997    225,729   $225,729  $3,697    $3,695,734     104,144   $(1,092,404)   $  (491,275)
                              =======   ========  ======    ==========     =======   ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                        M. H. RHODES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                     1997            1996           1995
                                                     ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   264,968     $  (177,373)    $  (895,488)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
        Depreciation and amortization               107,717         137,057         178,190
        ESOP expense                                188,813         169,992         169,992
        Loss on sale of assets                           --             559              --
        Translation adjustments                          --            (618)          7,895
        Change in assets and liabilities:
          Accounts receivable                      (220,788)        160,809         296,793
          Inventories                              (160,167)        310,845       1,241,561
          Accounts payable, accrued expenses
            and other, net                         (119,836)         (3,475)       (628,369)
                                                -----------     -----------     -----------


              Net cash provided by
                operating activities                 60,707         597,796         370,574

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (68,744)        (50,459)        (16,334)
   Proceeds from sale of property and
     equipment                                        3,950           3,377              --
                                                -----------     -----------     -----------

              Net cash used in investing
                activities                          (64,794)        (47,082)        (16,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings             2,344,396       7,698,882       7,973,328
  Repayment of debt                              (2,412,300)     (8,144,348)     (8,252,831)
  Purchase of treasury stock                        (43,973)             --         (48,396)
                                                -----------     -----------     -----------

              Net cash used in financing
                activities                         (111,877)       (445,466)       (327,899)
                                                -----------     -----------     -----------

Net Increase(decrease) in cash                     (115,964)        105,248          26,341

CASH AND CASH EQUIVALENTS, beginning of year        137,750          32,502           6,161
                                                -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, end of year          $    21,786     $   137,750     $    32,502
                                                -----------     -----------     -----------



The accompanying notes are an integral part of these consolidated financial statements.

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 - GENERAL:

      The Company manufactures timing devices and photoelectric lighting controls primarily for sale to distributors and original equipment manufacturers. These products are sold primarily in North America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of M.H. Rhodes, Inc. (the Company) and its substantially wholly owned subsidiary, M.H. Rhodes (Canada) Limited. All significant intercompany balances and transactions have been eliminated. As of September 30, 1996 operations ceased at M. H. Rhodes (Canada) Limited and the Board of Directors voted for its dissolution which is currently in process. Remaining assets were transferred to the Parent company during 1996.

     Foreign Currency Translation - The financial statements of M.H. Rhodes
      (Canada) Limited have been translated from Canadian to U.S. currency at the applicable exchange rates. There were no material accumulated translation adjustments recorded directly in a separate component of stockholders' equity for any of the years presented.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Inventories - Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting. Appropriate estimates are established to reduce inventory for slow moving and obsolete items.

     Property, Plant and Equipment - Depreciation is provided using straight-line and accelerated methods over estimated useful lives which range from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment.

     Revenue Recognition - Revenues from sales of timing devices and photoelectric lighting controls are generally recognized upon delivery to the customer. Such revenue is recorded net of estimated product return. For the years ended December 31, 1997, 1996, and 1995, such estimated amounts for the returns were not considered material.

     Per Share Data - Net income (loss) per share is reported in conformity with the Financial Accounting Standards Board (FASB) Statement 128. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. In accordance with the statement, the Company has adopted this statement for the year ended December 31, 1997 and has restated prior year EPS calculations to conform with the new pronouncement (see Note 10).

                        M.H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (continued):

     Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which these temporary differences are settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of rate change.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs on going credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses. As of December 31, 1997, accounts receivable to one customer represented 13% of total accounts receivable. There were no sales to any one customer greater than 10% during fiscal year 1997, 1996 and 1995. There were no concentrations of accounts receivable with one customer at December 31, 1996.

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

NOTE 3 - INVENTORIES:

      Inventories consist of the following at December 31:

                                                    1997          1996
                                                    ----          ----

         Raw materials and component parts       $1,532,009    $1,576,083
         Work-in-process                          1,142,911       843,654
         Finished goods                             324,664       419,680
                                                 ----------    ----------

                                                 $2,999,584    $2,839,417
                                                 ----------    ----------

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 4 - NET PROPERTY, PLANT AND EQUIPMENT:

      Property, Plant and Equipment consists of the following at December 31:

                                                   1997           1996
                                                   ----           ----

      Buildings and improvements                $1,273,555      $1,270,698
      Machinery and equipment                    2,565,253       2,529,388
      Land                                          65,000          65,000
      Construction in progress                                       8,250
                                                ----------      ----------
                                                 3,903,808       3,873,336
      Less: Accumulated depreciation             3,182,480       3,114,294
                                                ----------      ----------
                                                $  721,328      $  759,042
                                                ----------      ----------


NOTE 5 - INCOME TAXES:

      The components of the provision (benefit) for income taxes at December 31 are as follows:

                                         1997          1996         1995
                                         ----          ----         ----
      Current:
       Federal                              --            --            --
       State                             9,000         7,106        10,642
                                         -----       -------        ------

            Total current                9,000         7,106        10,642

      Deferred:
       Federal                              --       (14,558)           --
       State                                --            --            --
                                         -----       -------        ------


            Total deferred                  --       (14,558)           --
                                         -----       -------        ------

                                         9,000        (7,452)       10,642
                                         =====       =======        ======


      Income tax expense represents the state minimum taxes, and therefore there is no difference between actual and the expected tax expense, computed at appropriate statutory rates.

      The Company has approximately $1,430,000 of net operating loss carryforwards available to reduce taxable income for Federal income tax reporting purposes which expire between 2003 and 2011. For State income tax purposes, the Company's net operating loss carryforwards are approximately $605,000, which expire between 1998 and 2001.

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 5 - INCOME TAXES (continued):

    Deferred tax assets and liabilities at December 31 resulted from the following:

                                                      1997           1996
                                                      ----           ----

    Deferred tax assets:
     Receivables                                   $   4,957      $   8,818
     Inventory                                        67,364         43,957
     Federal tax loss carryforwards                  357,287        457,891
     State tax loss carryforwards                     63,571        110,561
                                                   ---------      ---------

                                                     493,179        621,227
     Less: Valuation allowance                      (290,291)      (280,353)
                                                   ---------      ---------

          Total deferred tax assets                  202,888        340,874

     Deferred tax liabilities:
      Deferred compensation                          194,474        261,409
      Property, plant and equipment                    7,412         43,415
      Investment in subsidiary                            --         35,418
      Debt issue costs                                 1,002            632
                                                   ---------      ---------

          Total deferred tax liabilities             202,888        340,874
                                                   ---------      ---------

          Net deferred tax liabilities             $      --      $      --
                                                   =========      =========

The Company paid approximately, $8,200, $8,200 and $10,900 for income taxes for 1997, 1996 and 1995 respectively.


NOTE 6 - NOTES PAYABLE:

    On April 3, 1997, the Company entered into a commercial revolving line of credit with Webster Bank for a principal amount of up to $750,000, the proceeds of which were used to pay off the previous outstanding working capital liability. Interest is paid monthly at the bank's prime rate (8.50% at December 31, 1997) plus 2.0% and principal is due upon the loan's termination on June 1, 1998. The note is collateralized by all tangible and intangible personal property of the Company except for the lien on the Company's machinery and equipment in favor of DECD. The revolving line of credit contains several financial covenants primarily related to the leverage ratio, current ratio, debt service coverage ratio, minimum tangible net worth, trade payables days and payment of dividends. The Company was in compliance with the respective covenants as of and for the year ended December 31, 1997. At December 31, 1997, the Company had a note payable of $525,212 under this credit line.

                       M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 6-NOTES PAYABLE (continued)

    At December 31, 1996, the Company had a note payable of $393,755 under an accounts receivable asset backed revolving loan not to exceed the lesser of $650,000 or 75% of acceptable accounts receivables. Interest is paid monthly at the bank's prime rate (8.25% at December 31. 1996) plus 1.5% and principal is due upon the collection of accounts receivable backing the outstanding advances. The revolving loan expired April 3, 1997. The note was guaranteed by M.H. Rhodes (Canada) Limited, and collateralized by a life insurance policy on a key officer of the Company, and by all other assets of the Company. The Company was charged interest at a minimum base borrowing of $400,000 even if outstanding borrowings fell below that threshold.


NOTE 7 - LONG-TERM DEBT:


    Long-term debt consists of the following at December 31:

                                                        1997          1996
                                                        ----          ----
    Mortgage note payable (ESOP) due in
    monthly principal installments of
    $14,166, plus interest at 82.5%
    of the bank's prime rate through
    December, 2000 (see Note 8)                       $510,096      $680,088

    Term note payable to State of
    Connecticut with interest at 6.5%
    due in monthly principal and
    interest installments of
    $5,323 commencing in February,
    1995 through January, 2001                         192,707       242,825

    Obligations under ESOP stock repurchase
    agreements with certain former
    employees due in annual installments
    plus interest at approximately 8%
    (see Note 8)                                        80,546        59,797
                                                      --------      --------

                                                       783,349       982,710
                                                      --------      --------
    Less - Current portion                             267,720       256,173
                                                      --------      --------


                                                      $515,629      $726,537
                                                      --------      --------

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 7 - LONG-TERM DEBT (continued):

    Aggregate principal payments of long-term debt for the next five years are as follows:

         Year ending December 31:

         1998                            $  267,720
         1999                               249,670
         2000                               240,007
         2001                                25,952
         2002                                    --
                                         ----------

                                         $  783,349
                                         ----------


    The mortgage note payable contains various financial covenants primarily related to the current ratio, net worth, leverage rate, current maturity of long-term debt ratio and restrictions on payment of dividends. The Company was in compliance with the respective covenants as of and for the year ended December 31, 1997.

    The Company has received $400,000 in financial assistance from the State of Connecticut, Department of Economic Development (The State) on March 24, 1994. The State provided a $300,000 loan and a $100,000 grant to be used for new product tooling and equipment. The $100,000 grant, which is classified as other non-current liabilities in the accompanying balance sheet, requires the fulfillment of certain conditions as set forth in the grant agreement. Failure to fulfill the conditions could result in the return of funds to the State along with a penalty charge of 7.5% per annum, per year the grant is outstanding.

    The Company paid approximately $97,381, $135,661 and $173,388 for interest in 1997, 1996 and 1995, respectively.

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN:

    Description - The Company established a non-contributory Employee Stock Ownership Plan (the ESOP) for qualified non-union employees effective January 1, 1983, initially contributing $50,000 and 5,000 shares of Company stock. In 1985 the Company borrowed, in the form of a mortgage note payable, $2,550,000 which was loaned to the ESOP upon which the ESOP purchased 96,461 shares of the Company's stock at a value of $28 per share. At the time of the purchase, the Company recognized the value of these shares as a reduction of stockholder's equity. Contributions to to the ESOP are based upon the payment terms of the mortgage note payable, resulting in ESOP expense of $169,992 per year. For 1997, the Company contributed an additional $18,821, resulting in a total contribution of $188,813.

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 8: EMPLOYEE STOCK OWNERSHIP PLAN (continued):

    Interest expense for the related note payable was $43,172, $65,495 and $69,781 in 1997, 1996, and 1995 respectively.

    The ESOP allows salaried employees to earn shares of the Company's stock while they are employed by the Company. Upon the cessation of their employment, former employees can require the Company to purchase their vested shares at an appraised value ($8.32 per share at December 31, 1996), payable over a five-year period. The amount owed to such former employees is based upon stock presented to the Company and is included in noted payable for those shares that have been presented (see Note 7).

    Shares of the plan are released for allocation to participants as compensation expense based on annual principal payments of $169,992 made on the ESOP debt, except for the year ended 1997 in which the contribution was $188,813. At December 31, 1997, 78,956 shares have been released (allocated), 5,423 shares are committed to be released (allocated) and 12,682 shares are unallocated. The value of unearned ESOP shares at December 31, 1997 is estimated to be $105,514.

    Redeemable Common Stock - In connection with the ESOP, 75,151 and 73,321 shares of $1.00 par value common stock have been classified as redeemable at December 31, 1997 and 1996 respectively. The amount recorded for these shares is $625,256 and $549,907 at December 31, 1997 and 1996 respectively and is based upon the latest available appraised value of the Company's stock. These shares represent common stock held by employees with the right to put those shares to the Company (as described above) upon cessation of their employment; virtually all shares have been vested as of December 31, 1997. Each year the change in per share value is recorded as an adjustment to retained earnings.


NOTE 9 - PENSION PLAN:

    Under the terms of an agreement with the International Association of Machinists, the Company contributes specified amounts to union-administered pension funds. Contributions were $47,264, $45,189 and $28,397 in 1997, 1996 and 1995 respectively. Since this plan is a multiemployer plan, actuarial present values of accumulated plan benefits and other information for a particular employer are not available.

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 10 - EARNINGS PER SHARE:

    Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares actually outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding.

    Earnings per share for the Company at December 31, are as follows:

                                          1997          1996          1995
                                          ----          ----          ----
    Basic EPS Calculation:
    ----------------------

    Net income (loss)                  $ 264,968     $(177,373)    $(895,488)
    Weighted average shares
    outstanding:
      Common stock                        99,675        99,675        99,675
      Redeemable common stock             73,326        68,605        57,586
      Employee stock ownership plan      125,360       132,613       141,831
        Less: Treasury stock            (102,136)      (98,281)      (96,493)
                                       ---------     ---------     ---------

                                         196,225       202,612       202,599
                                       =========     =========     =========

    Basic EPS                          $    1.35     $   (0.88)    $   (4.42)
                                       =========     =========     =========


NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS:

    During 1997, The Financial Accounting Standards Board (FASB) issued several Statements of Financial Accounting Standards (Statements) which are pending implementation by the Company. They are as follows:

    Statement 130 - Reporting Comprehensive Income - Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this statement during 1998. As the Statement addresses reporting presentation issues only, there will be no impact on earnings from its adoption.

    Statement 131 - Disclosures about Segments of an Enterprise and Related Information - Statement 131 establishes standards for related disclosures about the products and services, geographic areas and major customers of an enterprise. The Company will be required to adopt this Statement for financial statements during 1998. As this Statement addresses reporting disclosure issues only, there will be no impact on earnings from its adoption.

NOTE 12 - COMMITMENTS & CONTINGENCIES:

    Commitments - The Company has consulting agreements with certain retirees of the Company. Payments (including health insurance premiums) under this contract (aggregating approximately $50,000 on an annual basis) represent compensation for current as well as potential past services; however the Company has determined that any liability for past services is immaterial.

    The Company has also entered into a new employment agreement with Joseph Morelli, President and has rescinded all prior agreements. The new employment agreement contains retirement benefits that will be earned over the term of the agreement resulting in charges to the Company's financial statements beginning January 1, 1998.

    Contingencies - The Company is in the process of addressing the Year 2000 issue. The Company plans to work with computer specialists to reprogram its current software. At the present time, no estimate has been made as to the costs to remediate its Year 2000 issue.

    The Company has determined that an environmental issue exists on the Company property. Management believes that any known levels of contamination would be below that which would require current remediation. However, if the property were to be sold or transferred, remediation would probably be required and the costs of remediation may be material. No estimate can be made at this time.


ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

    None.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    Information concerning Executive Officers is included at the end of Part I of this Form 10-K.

    The following table sets forth the names and ages of the Company's
Directors:

                    Year First
Name                 Elected     Business Experience
----                ----------   -------------------

A. J. Campanelli       1978      Mr. Campanelli is the Director of Business
                                 Development for Webster Bank.  Previously he
                                 retired from Shawmut National Bank in 1992,
                                 where he had been a Senior Vice President
                                 since 1977.  Age 62.

E. J. Doyle            1985      Mr. Doyle retired from the Company in 1989.
                                 He stepped down as President of the Company
                                 in 1987 and assumed a position as one of the
                                 Company's Vice Presidents as an Account Exec-
                                 utive until his retirement.  He had served as
                                 President of the Company since 1985.
                                 Previously, he had been Vice President of the
                                 Company since 1953.  Age 77.

J. T. Mayerhofer       1997      Mr. Mayerhofer has been a principal of J.T.M.
                                 Associates, a Consulting Firm focused on
                                 small company productivity and profit im-
                                 provement, since 1994.  Prior to this, Mr.
                                 Mayerhofer was President and Chief Executive
                                 Officer of Knowaste North America, a start-up
                                 venture for the recycling of personal care
                                 products between 1993-1994.  Before this, he
                                 was with The Dexter Corporation for 10 years.
                                 His last four being President and Corporate
                                 Vice President for the Specialty Materials
                                 and Services Group.  This Group manufactured
                                 and distributed nonwovens, magnetic material
                                 and water treatment services.  Age 53.

J. L. Morelli          1989      Mr. Morelli was appointed President and
                                 Chairman of the Board in 1989. Previously,
                                 since 1988, he had been Acting General Manager,
                                 and prior to this, he had been Vice President
                                 of Operations since 1987. From 1985 to 1987, he
                                 was Vice President of Operations with Rapid
                                 Power Technologies, manufacturers of power
                                 supplies. Between 1978 and 1985, he served as
                                 Executive Vice President and Vice President of
                                 Operations for Napco, Division of
                                 Thermo-Electron, manufacturers of autoplating
                                 equipment. Age 67.



                                    III-1

J. W. Pogmore          1997      Mr. Pogmore has been President of the Cramer
                                 Company since 1989.  Cramer is a major manu-
                                 facturer of sub-fractional horsepower gear
                                 motors.  Prior to that, from 1985 to 1989,
                                 Mr. Pogmore was President of Measurement Sys-
                                 tems, Inc., a leading manufacturer of elec-
                                 tronic components and controls serving pri-
                                 marily information processing, medical and
                                 defense industries.  Before becoming Presi-
                                 dent, he was Vice President of Marketing, di-
                                 recting world-wide sales functions.  Age 62.



    All directors serve for one-year terms or until their successors are duly elected and qualified. Directors are elected annually at the Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

Compensation - Executive Officers

    No officer of the Company was paid cash compensation in excess of $100,000 in 1997. All executive officers as a group (4 persons) received $291,778 for the year ended December 31, 1997. The information concerning Mr. Morelli's compensation is required to be disclosed because of his position as Chief Executive Officer, notwithstanding that his salary and bonus did not exceed $100,000.

                           SUMMARY COMPENSATION TABLE

        Name and                         Annual Compensation       All Other
    Principal Position        Year       Salary($)   Bonus($)   Compensation(1)
    ------------------        ----       ---------   --------   ---------------
Joseph L. Morelli             1997        $99,585      -0-          $24,896
Chairman of the Board         1996        $97,405      -0-          $16,944
and Chief Executive Officer   1995        $94,474      -0-          $15,446

(1) Includes amounts allocated under the Company's Employee Stock Ownership
    Plan during 1997 as a result of Company contributions and interest earned on plan assets including previously allocated shares of the Company. As of January 1, 1998 the vested interest for Mr. Morelli was 100%.


                                      III-2

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to the beneficial ownership of the common stock of the Company as of March 16, 1998 by each person who is known by the Company to own beneficially more than 5% of the common stock, by each director of the Company and by all officers and directors as a group, is set forth in the following table:

                                                  Amount and
                         Name of                   Nature of
  Title of              Beneficial                Beneficial       Percent of
   Class                  Owner                  Ownership (1)        Class
  --------              ----------               -------------     ----------

Common Stock   M. H. Rhodes, Inc. Employee          91,355            46.44
               Stock Ownership Trust for
               Non-Bargaining Unit Employee
               Group (2)

Common Stock   A. J. Campanelli                        -                -

Common Stock   E. J. Doyle                           2,025             1.03

Common Stock   J. T. Mayerhofer                        -                -

Common Stock   J. L. Morelli                         7,860             4.00

Common Stock   J. W. Pogmore                           -                -

Common Stock   All Officers and Directors
               (8) as a group                       31,663            16.09

(1) Record ownership unless otherwise indicated.

(2) Mailing address:  99 Thompson Road, Avon, Connecticut  06001

(3) Includes shares allocated to ESOP accounts respectively for Mr. Morelli (7,860) and all other Officers and Directors as a group (20,278).



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.


                                      III-3

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. The following documents are filed as a part of this report:

  1. Financial Statements                                         Page No.
     --------------------                                         --------
     The following Consolidated Financial Statements of M.H.
          Rhodes, Inc. and Subsidiaries are included in Item 8:    II-5

     Opinion of Independent Public Accountants.                    II-6

     Consolidated Balance Sheets - December 31, 1997 and 1996.     II-7

     Consolidated Statements of Operations -
          Years ended December 31, 1997, 1996 and 1995.            II-8

     Consolidated Statements of Stockholders' Equity -
          Years ended December 31, 1997, 1996 and 1995.            II-9

     Consolidated Statements of Cash Flows -
          Years ended December 31, 1997, 1996 and 1995.            II-10

     Notes to Consolidated Financial Statements.                   II-11-19

  2. Supplementary Data and Financial Statements Schedules
     -----------------------------------------------------

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

     (4G) Commercial Revolving Loan and Security   Page 33 to 62
          Agreement, between the Company and
          Webster Bank, dated April 3, 1997.

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

                                            M. H. RHODES, INC.

                                       By:______________________________________
                                           Joseph L. Morelli, President
                                           and Chief Executive Officer
                                           March   , 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

                                       By:______________________________________
                                           Joseph L. Morelli, President
                                           and Chief Executive Officer
                                           March   , 1998


                                       By:______________________________________
                                           Allan D. Springer, Vice President
                                           Finance and Chief Financial
                                           Officer/Principal Accounting
                                           Officer
                                           March   , 1998


                                       By:______________________________________
                                           Edward J. Doyle, Director
                                           March   , 1998


                                       By:______________________________________
                                           Anthony J. Campanelli, Director
                                           March   , 1998


                                       By:______________________________________
                                           James T. Mayerhofer, Director
                                           March   , 1998


                                       By:______________________________________
                                           James W. Pogmore, Director
                                           March   , 1998

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

     (4G) Commercial Revolving Loan and Security    Page 33 to 62
          Agreement, between the Company and
          Webster Bank, dated April 3, 1997.

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