Form 10-Q
period 1998-03-31
RHODES M H INC
filed 1998-05-05
CIK 83680

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1998

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

                                                    Yes X  No

There were, as of March 31, 1998, 196,736 shares of Common Stock outstanding.



                                     1 OF 9

M. H. RHODES, INC. AND SUBSIDIARY

                      PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31          MARCH 31
                                                           ------------        -----------
                               ASSETS
                                                               1997                1998
                                                           ------------        -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                $    21,786         $    57,645
  Accounts Receivable, net of
    allowance for doubtful accounts                          1,312,189           1,303,857
  Inventories                                                2,999,584           2,890,404
  Prepaid Expenses and Other                                    32,776              35,675
                                                           -----------         -----------
        TOTAL CURRENT ASSETS                                 4,366,335           4,287,581
                                                           -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Buildings and Improvements                                 1,273,555           1,273,554
  Machinery and Equipment                                    2,565,253           2,572,619
  Land                                                          65,000              65,000
                                                           -----------         -----------
    Sub-total                                                3,903,808           3,911,173
    Less:Accumulated Depreciation                           (3,182,480)         (3,203,213)
                                                           -----------         -----------
NET PROPERTY, PLANT AND EQUIPMENT                              721,328             707,960
                                                           -----------         -----------
OTHER ASSETS                                                    18,729              15,040
                                                           -----------         -----------
       TOTAL ASSETS                                        $ 5,106,392         $ 5,010,581
                                                           -----------         -----------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable                                            $   525,212         $   450,212
  Current Portion of Long Term Debt                            267,720             267,720
  Accounts Payable                                             469,406             365,167
  Other Accrued Expenses                                       261,688             353,705
                                                           -----------         -----------
       TOTAL CURRENT LIABILITIES                             1,524,026           1,436,804
                                                           -----------         -----------

LONG-TERM DEBT, LESS CURRENT PORTION                           515,629             444,284
                                                           -----------         -----------

OTHER NON-CURRENT LIABILITIES                                  100,000             100,000
                                                           -----------         -----------

COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock,                                       625,256             625,256

 STOCKHOLDERS' EQUITY
  Common Stock, $1.00 par value, 400,000
  shares authorized, 300,880 issued                            225,729             225,729
  Paid in Capital                                                3,697               3,697
  Retained Earnings                                          3,695,734           3,715,992
                                                           -----------         -----------

    Less:Treasury Stock, at cost                            (1,092,404)         (1,092,404)
         Unallocated ESOP shares                              (491,275)           (448,777)
                                                           -----------         -----------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                     $ 5,106,392         $ 5,010,581
                                                           -----------         -----------

                                     2 OF 9

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                          THREE MONTH PERIOD
                                            ENDED MARCH 31
                                          ------------------
                                          1997          1998
                                          ----          ----
NET SALES                              $1,983,341   $2,533,853

COST OF GOODS SOLD                      1,519,093    1,981,286
                                        ---------    ---------

   GROSS PROFIT                           464,248      552,567

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 387,435      504,855
                                        ---------    ---------

    OPERATING INCOME                       76,813       47,712

OTHER INCOME(EXPENSE):
  INTEREST EXPENSE                        (23,703)     (24,655)
  OTHER INCOME (EXPENSE), NET               1,498          201
                                        ---------    ---------

  INCOME BEFORE INCOME TAXES               54,608       23,258

  PROVISION FOR INCOME TAXES                3,000        3,000
                                        ---------    ---------

  NET INCOME                               51,608       20,258

TRANSLATION ADJUSTMENTS                      -            -

BEGINNING RETAINED EARNINGS             3,980,871    3,695,734
                                        ---------    ---------

ENDING RETAINED EARNINGS                4,032,479    3,715,992
                                        ---------    ---------

AVERAGE SHARES OUTSTANDING                202,599      196,736

EARNINGS PER SHARE                         $  .25       $  .10

CASH DIVIDENDS PER SHARE                   $  -         $  -

                                     3 OF 9

M. H. RHODES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTH PERIOD
                                                                 ENDED MARCH 31
                                                             ------------------------
                                                             1997                1998
                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                             $    51,608         $    20,258
                                                         -----------         -----------
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
        Depreciation                                          29,784              20,733
        ESOP expense                                          42,498              42,498
        Amortization of other assets                           1,211               3,689
        Change in assets and liabilities:
        (Increase)decrease in accounts receivable            (68,474)              8,332
        (Increase)decrease in inventories                   (142,678)            109,180
        (Increase)decrease in prepaid expenses
          and other                                              510              (2,899)
        Increase(decrease) in accounts payable                19,152            (104,239)
        Increase in accrued expenses                               4              93,005
                                                         -----------         -----------

              Total adjustments                             (117,993)            170,299
                                                         -----------         -----------

              Net cash provided by (used in)
                operating activities                         (66,385)            190,557
                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (5,685)             (7,367)
                                                         -----------         -----------

      Net cash used in investing activities                   (5,685)             (7,367)
                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional borrowings                      1,789,184                 -0-
  Repayments of debt                                      (1,833,857)           (147,331)
                                                         -----------         -----------

      Net cash used in financing activities                  (44,673)           (147,331)
                                                         -----------         -----------

NET (DECREASE) INCREASE IN CASH                             (116,743)             35,859

CASH AND CASH EQUIVALENTS, beginning of period               137,750              21,786
                                                         -----------         -----------

CASH AND CASH EQUIVALENTS, end of quarter                $    21,007         $    57,645
                                                         -----------         -----------

                                     4 OF 9

                        M. H. RHODES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES

1. In the opinion of the Company the accompanying unaudited condensed consolidated financial statements contain all normal recurring accrual adjustments necessary to present fairly: (A) The results of operations for the three month periods ended March 31, 1997 and March 31, 1998; (B) The financial position at March 31, 1998 and December 31, 1997; and (C) The cash flows for the three month periods ended March 31, 1997 and March 31, 1998.

2. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results for the entire year.

3. Inventories are valued at the lower of cost or market using the First-in, First-out method of accounting. Inventories consisted of the following:

                                            December 31,     March 31,
                                                1997           1998
                                             ----------     ----------
    Raw materials & component parts....      $1,532,009     $1,474,986
    Work-in-process....................       1,142,911      1,009,839
    Finished goods.....................         324,664        405,579
                                             ----------     ----------

                                             $2,999,584     $2,890,404
                                             ----------     ----------

4. The earnings per share is calculated by dividing net income by the weighted average of the outstanding shares. The weighted average of shares outstanding is calculated by adding the number of shares outstanding each day of the period and dividing by the number of days in the period.

5. M.H. Rhodes (Canada) Limited is a 96% owned subsidiary of M.H. Rhodes, Inc. On September 30, 1996 the Company ceased active business operation for the Canadian subsidiary and transferred its assets and liabilities to its parent company, M.H. Rhodes, Inc. The Company's board of directors voted for its dissolution which is currently in process.

6. The Company entered into a commercial $750,000 revolving line of credit with a financial institution in April, 1997. Proceeds from this new line were used to pay off the prior asset-backed line of credit of $404,000 outstanding on March 31, 1997. The new commercial revolving line of credit is for an initial fourteen month period and is on a demand basis.


                                     5 of 9

7. Owosso Corporation and M.H. Rhodes, Inc. announced on April 6, 1998 that they have signed a definitive agreement in which Owosso will acquire all of the outstanding stock of M.H. Rhodes, Inc. The purchase price of $14.51 per Rhodes share equates to $2.9 million, and Owosso will assume or repay debt of approximately $1.3 million. Owosso also announced that it intends to consolidate the operations of its Cramer subsidiary, located in Old Saybrook, Connecticut, into Rhodes' manufacturing facility as soon as possible after closing. Cramer will be merged into Rhodes and will operate as a division of Rhodes (the "Merger"). The transaction is subject to various closing conditions including the approval of the Company's stockholders. Accordingly, there is no assurance that the Merger will be completed.


                                     6 of 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

New orders for the first quarter of 1998 increased 28% compared to the first quarter of 1997. The principal reason for this was that an original equipment manufacturer (OEM) Timer & Switch customer placed a two-year blanket order in March 1998 that was not recorded for the comparable period in 1997. The total backlog on March 31, 1998 was $3,037,000 compared to $3,321,000 on March 31, 1997, or a 9% decrease. This was principally due to the Company cancelling future two-three year Thermal Photocontrol blanket orders in agreements with customers. Margins for this line resulting from the relocation from Mexico to Avon were unfavorable.

Net sales for the first quarter 1998 were $2,533,853 compared to $1,983,431 in the first quarter of 1997 or a 28% increase. The principal reason for this was a large government order shipped in the first quarter of 1998.

Cost of goods sold as a percentage of net sales increased to 78.2% for the first quarter of 1998 as compared to 76.6% for the same quarter of 1997. The principal reasons for this increase were: (1) Training expenses and rearrangement costs of the photocontrol production line were incurred in the first quarter of 1998. This line was relocated from Mexico to Avon, Connecticut in the fourth quarter of 1997; and (2) Environmental cost studies that were conducted in connection with the merger.

Selling, general and administrative expenses, ("S,G & A") as a percentage of net sales were 19.9% for the first quarter of 1998 as compared to 19.5% for the same quarter in 1997. The principal reason for this resulted from the definitive agreement between the Owosso Corporation and M.H. Rhodes, Inc. for Owosso to acquire all the outstanding stock of M.H. Rhodes, Rhodes incurred $103,000 of legal and other administrative expenses ("M & A costs") relating to the acquisition. Without the M & A costs, S,G & A would have been 15.9% of net sales.

Interest expense for the first quarter 1998 increased slightly compared to the same quarter in 1997. The principal reason for this was higher principal balances ($70,000 up) on the revolving line of credit.

Net income decreased in the first quarter of 1998 compared to the same quarter in 1997. The principal reason for this was the $103,000 in the M & A costs incurred resulting from the merger.

Financial Condition as of March 31, 1998

Working capital for the first quarter of 1998 increased $8,000 over the December 1997 level. This was caused by a decrease in inventories which increased cash. Cash was then used to reduce both Accounts Payable and Notes Payable.


                                     7 of 9

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - 27

         b.  Reports on Form 8-K

             A report on Form 8-K was filed on April 17, 1998 announcing that the Company had entered into a merger agreement with Owosso Corporation on April 6, 1998, providing for the merger of Cramer Company, a wholly-owned subsidiary of Owosso, with and into the Company.


                                     8 OF 9

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             M. H. RHODES, INC.


                                          By: /s/ Allan D. Springer
                                              ---------------------
                                              Allan D. Springer
                                              Its Vice President of
                                              Finance and Chief
                                              Financial Officer

                                              Dated:  April 25, 1997


                                     9 of 9